Form 10KSB
period 1997-09-30
HEALTHCORE MEDICAL SOLUTIONS INC
filed 1997-12-29
CIK 1035789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1997

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _______

                           Commission File No. 0-22947

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                             43-1771999
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

11904 Blue Ridge Boulevard,  Grandview, Missouri                  64030
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (816) 763-4900

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g)
   of the Act:    Class A Common Stock, $.01 par value
                  Class A Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing
requirements for the past ninety (90) days.   YES _X_    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State issuer's revenues for its most recent fiscal year:  $0

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $18,048,000, based on the last sales price on December 22, 1997 of the Company's Units, each Unit consisting of one share of Class A Common Stock and one Class A Warrant.

As of December 22, 1997, 3,008,000 shares of Class A Common Stock, $.01 par value, and 216,000 shares of Class B Common Stock, $.01 par value, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
PART I
    Item 1.  Description of Business.......................................    3
    Item 2.  Description of Property.......................................   20
    Item 3.  Legal Proceedings.............................................   21
    Item 4.  Submission of Matters to a Vote of Security Holders...........   21

PART II
    Item 5.  Market for Common Equity and Related Stockholder Matters .....   21
    Item 6.  Management's Discussion and Analysis..........................   22
    Item 7.  Financial Statements..........................................   25
    Item 8.  Changes and Disagreements with Accountants
               on Accounting and Financial Disclosure......................   25

PART III
    Item 9.  Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16 (a)
               of the Exchange Act ........................................   25
    Item 10. Executive Compensation........................................   27
    Item 11. Security Ownership of Certain Beneficial
               Owners and Management ......................................   30
    Item 12. Certain Relationships and Related Transactions................   34
    Item 13. Exhibits and Reports on Form 8-K..............................   41

FINANCIAL STATEMENTS.......................................................  F-1

SIGNATURES................................................................. II-1

                                     PART I

     Statements in this Form 10-KSB that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" and including, in particular, risks relating to the early stage of the Company and its products; the commercialization of the Company's products, such as uncertain market acceptance, limited marketing capabilities, competition and other risks; risks relating to product launches, if any, and managing growth; government regulation; and dependence on third parties.

Item 1. DESCRIPTION OF BUSINESS

General

     HealthCore Medical Solutions, Inc. (the "Company") is a development stage enterprise organized to develop, market and administer a health care benefit services program which is designed to enable participants ("Members") to obtain discounts on purchases of ancillary health care products and services through certain networks (the "Networks") of health care providers (the "Providers"). The Networks with which the Company currently maintains contracts comprise an aggregate of approximately 67,000 participating Providers of eye care, dental, hearing, pharmacy, physical and occupational therapy and chiropractic benefits throughout the United States. Members will be able to access the Networks through the use of a discount membership card (the "HealthCare Solutions Card"). The HealthCare Solutions Card is expected to be marketed, directly and through independent brokers, insurance agents and consumer marketing organizations, to individuals and to employers, health maintenance organizations ("HMOs") and businesses and other associations (collectively, "Sponsors") who may either purchase the HealthCare Solutions Card for, or offer it to, their employees or members.

     The Company believes that the HealthCare Solutions Card addresses two significant concerns in the healthcare industry: cost containment and the rising number of people who are underinsured. The Company also believes that the HealthCare Solutions Card will provide a low-cost, non-insurance alternative to individuals who are seeking to reduce their out-of-pocket health care costs not covered by insurance or who are unable to obtain health care insurance due to their medical history, age or occupation. For an annual fee expected to range from approximately $60 to $84, Members will be able to obtain discounts of 5% to 60% off the retail or usual and customary prices from participating providers. Acceptance in the Company's program is unrestricted, and the HealthCare Solutions Card can be used to cover any member of the cardholder's immediate household. The Company's revenues are initially expected to be derived principally from the receipt of annual or monthly enrollment fees paid by or on behalf of Members for the right to obtain discounts at the point of purchase from providers in the Networks with whom the Company has contracted.

     Since its inception, the Company's activities have primarily consisted of
(i) designing and developing a network administration and management system which the Company believes will facilitate data processing and enhance its customer service capabilities (the "Network Administration System"), (ii) negotiating contracts with Networks of Providers, (iii) organizing a marketing force to market the HealthCare Solutions Card and (iv) test marketing. The Company has only recently begun to market the HealthCare Solutions Card and is currently focusing its initial marketing efforts in the states of Illinois, Indiana, Missouri and Texas. To date, only minimal sales of the HealthCare Solutions Card have taken place and there can be no assurance that the Company will successfully maintain or complete the Networks and/or market the HealthCare Solutions Card. There can also be no assurance that sales of the HealthCare Solutions Card will ever result in the Company achieving profitable operations.

     The Company was established in October 1995 as MegaVision L.C., a Missouri limited liability company ("MegaVision"). In February 1997, MegaVision merged into HealthCore Medical Solutions, Inc. Except as otherwise required by the context, all references to the Company and its operations include MegaVision and its operations.

Strategy

     The Company's strategy is to focus principally on (i) expanding the range of ancillary and other health care services and products included in the Networks, (ii) expanding the Networks to include additional Providers throughout the United States, (iii) expanding the Company's sales and marketing capabilities and (iv) the possible development of a physician and hospital network. The principal elements of the Company's strategy are as follows:

     Expand the Range of Services and Products Provided. The Company will seek to enter into agreements with Networks that offer ancillary and other health care services and products not currently offered under the Company's program. The Company intends to monitor the market and the needs of Members and Sponsors for additional services that might be available. The Company also intends to monitor the market for new medical benefits products that might be incorporated into, or marketed in conjunction with, the HealthCare Solutions Card.

     Expand Provider Networks. In addition to seeking agreements with providers of services and products not currently included in the HealthCare Solutions Card program, the Company also intends to enter into agreements with additional Networks that offer ancillary services already offered by the Company. For example, while most of the Networks currently under contract are nationwide, the Company may choose to supplement its existing coverage in certain geographic areas by offering access to additional providers. Where necessary, the Company intends to contract with additional Networks to participate in the Company's programs simultaneously with the development of a membership base in a particular geographical area. The Company believes that a greater number of participating providers will increase the convenience, and therefore the attractiveness, of the HealthCare Solutions Card.

     Expand Sales and Marketing Capabilities. The Company intends to establish relationships with additional independent sales representatives to market the HealthCare Solutions Card. The Company believes that such arrangements will allow it to leverage its resources by providing potential access to the extensive contacts and relationships maintained by such representatives. Although the Company has entered into numerous contracts with independent brokers, substantially all of such brokers concentrate their efforts in the states of Illinois, Indiana, Missouri and Texas. The Company believes that additional relationships that it may establish with independent sales representatives will enable the Company to expand its focus into additional states throughout the United States. See "-- Sales and Marketing."

     Develop Physician and Hospital Network. The Company is currently exploring the possibility of developing a product that will offer a national network of physicians and hospitals and has entered into a non-binding letter of intent to establish a joint venture with a preferred provider organization ("PPO") that maintains a nationwide network of approximately 250,000 physicians and hospitals. There can be no assurance that the letter of intent will result in the execution of definitive agreements or that any such physician and hospital network will be established. See "Risk Factors -- Risks Related to Possible Entry into Physician and Hospital Network Business" and "-- The HealthCare Solutions Card -- Potential Physician and Hospital Services."

Industry Overview

     In recent years, the cost of health-related products and services has increased at a rate significantly greater than the general rate of inflation. Such increasing costs have led to limitations on reimbursement from insurance companies, health maintenance organizations ("HMOs") and government sources and have generated demand for products and services designed to control health care costs. Many employers have responded to the increased cost of providing insurance to their employees by reducing or eliminating available insurance coverage and by requiring employees to contribute heavily to premiums, especially for family members. As a result, the Employee Benefit Research Institute estimates that in 1995, approximately 40 million Americans, or approximately 17% of the population under the age of 65, had no health insurance, and most Americans lacked insurance coverage for one or more ancillary health care services. In addition, based upon a 1995 Blue Cross Blue Shield Survey it is estimated that in 1995, approximately $140 billion was spent on ancillary health care services, including eye care, dental and pharmaceutical services and that approximately only $50 billion of such amount was reimbursed by a third party.

     Moreover, as a result of the "baby boom" generation, the group of persons over the age of 50 is currently the fastest growing segment of the United States population. As the population ages, a greater percentage of the total population is likely to need vision, pharmacy, dental and hearing care products and services, many of which are not covered by Medicare.

The HealthCare Solutions Card

     General. The HealthCare Solutions Card will enable Members to obtain discounts of approximately 5% to 60% on purchases of ancillary health care products and services through certain Networks of providers. Members will have access to participating Providers, and will automatically receive a discount at the point-of-purchase upon presentment of the HealthCare Solutions Card. To date, the Company has entered into non-exclusive agreements with six national networks of eye care service providers, a national network of dental service providers, two discount pharmacy provider networks, two national providers of hearing products and services, a national network of chiropractic service providers and a national network of physical and occupational therapy service providers to participate in the Network so that Members will be entitled to the benefits received by participants in their respective provider networks. The Networks with which the Company has contracted were generally created to provide individuals with access to medical services at reduced costs and to provide such individuals with broader geographical access to such providers. Pursuant to agreements entered into between the Networks health care and providers, providers have agreed to provide health care services to members of the Network at reduced costs and, in exchange, providers are given access to additional patients and additional sources of revenue.

     The Company's agreements with Networks are generally for a term of one to three years and provide for termination by either party in the event of a default or, at any time after a stipulated period of time following the execution of the agreement (generally ranging from six months to three years), upon 60 to 90 days prior written notice. The agreements also provide that upon termination of an agreement for any reason, the Company and the Providers participating in such Networks will continue to provide services to Members, for the term of their enrollment, if they purchased the HealthCare Solutions Card for access to such Provider's network prior to such termination. In addition, certain of these agreements provide for the payment of a stipulated access fee per card per year from the Company to the respective Network to provide Members with access to their network of Providers. In the case of the Company's agreement with Prescription Care, Inc. ("PCI"), the Company will also receive from such Network a stipulated commission for each prescription ordered by a Member.

     Eye Care Services. The Company's Networks include eye care services and products designed to provide savings to Members by reducing the cost of eye examinations, contact lenses and eyeglass frames and lenses (the "Eye Care Plan"). Pursuant to non-exclusive agreements with Association for Eye Care Centers, Inc., Cohen Fashion Optical, ECCA Managed Vision Care, National Vision Associates, Ltd., Sterling Vision, Inc. and Wal*Mart, each a national network of eye care providers (the "Eye Care Providers"), the Eye Care Plan will initially be comprised of an aggregate of approximately 6,500 opticians, optometrists and ophthalmologists located throughout the United States. Under the Eye Care Plan, Members will be entitled to receive eye care services and products, including eye examinations, contact lens fittings and eye wear purchases, at a pre-determined discount off the usual and customary amounts charged by the Eye Care Providers. Members will also be eligible to receive a discount on radial keratotomy (RK) surgical procedures, a surgical procedure designed to correct near-sightedness, a procedure which is typically not covered by traditional health insurance.

     Based on industry data, the Company believes that approximately 65% of working-age Americans wear corrective eyewear. Industry data also indicates that approximately one out of every five people, whether or not wearing corrective eyewear, is in need of additional vision correction. As the population in the United States ages, there is expected to be a greater need for corrective eyewear. In addition, the increase in the number of persons working at video display terminals has led to increased eye care needs among employees and calls for legislation which may require employers to provide certain eye care benefits.

     Pursuant to the Company's eye care provider contracts, the Eye Care Providers have agreed to provide eye care services and products to Members in the Company's Eye Care Plan at discounts ranging from 5% to 30% off retail prices. Such services and products will be provided by opticians, optometrists and ophthalmologists working at vision care centers managed and administered by the Eye Care Providers. The Eye Care Providers are expected to solicit and contract with additional Providers to participate in the eye care segment of the Company's Networks and have agreed to continue to manage and provide administrative services to Providers at their respective vision care centers.

     Dental Services. The Company's Networks include dental services and products designed to provide savings to Members by reducing the cost of dental examinations and products (the "Dental Plan"). Pursuant to a non-exclusive agreement with CAREINGTON international ("Careington"), a national network of dental service providers, the Dental Plan will initially be comprised of an aggregate of approximately 15,000 dentists located throughout the United States. Under the Dental Plan, Members will be entitled to receive dental services and products, including routine check-ups and cleanings, at a pre-determined discount off the usual and customary amount charged by the Providers.

     Although many large employers offer dental benefit coverage to their employees, according to the 1993 Foster Higgins Survey of Employee Sponsored Health Plans, only 37% of employers with less than 200 employees offer dental benefits. Moreover, according to the American Dental Association (1992), dental care is the leading neglected health need in the United States.

     Pursuant to the Company's contract with Careington, Careington has agreed to provide dental services and products to Members in the Company's Dental Plan at discounts of 10% to 60% off usual and customary prices. Members in the Dental Plan will have access to Careington's network of dentists throughout the United States, and as the Company expands the Dental Plan, Careington has agreed to solicit and contract with additional dental Providers to participate in the Networks. Careington has agreed to continue to manage and provide administrative services to Providers included in its dental network.

     Pharmaceutical Plans. The Company's Networks include a retail pharmaceutical plan (the "Retail Pharmaceutical Plan") and a mail-order pharmaceutical plan (the "Mail-Order Pharmaceutical Plan"). In connection with such pharmaceutical plans, Members will only have the ability to access one of the Providers in such plan and the HealthCare Solutions Card delivered to each Member will identify the Provider in the retail and mail-order pharmaceutical plan to which such Member will have access. Pursuant to non-exclusive agreements with The Inteq Group, Inc. ("Inteq") and Pharma-Link, Inc. ("Pharma-Link"), each a network of national pharmacy chains, the Retail Pharmaceutical Plan will initially be comprised of approximately 34,000 national pharmacies throughout the United States. Members enrolling in the Retail Pharmaceutical Plan will be able to obtain discounts of 12% for brand name drugs and 20% for generic drugs off the average wholesale price, plus certain dispensing fees, at the point of purchase at participating national pharmacy chains.

     Pursuant to the Company's non-exclusive agreements with Pharma-Link and PCI, an operators of mail-order pharmacy systems, Members enrolling in the Mail-Order Pharmaceutical Plan will be able to obtain discounts of 14-15% for brand name drugs and 40% for generic drugs off the average wholesale price, plus certain dispensing and shipping and handling fees. The Company will also receive a small commission from PCI for each prescription order filled by PCI through the Mail-Order Pharmaceutical Plan.

     Although Members may continue to purchase acute prescription drugs at retail pharmacies, Network Pharmacies and other retail outlets, the Company believes that the Mail-Order Pharmaceutical Plan will find acceptance among many Members due to the economy and convenience that such program offers. The Company also believes that the added personal convenience of receiving as much as a 60-90 day supply of prescription maintenance drugs instead of the shorter supply (typically 30 to 34 days) generally provided by other prescription drug programs which utilize participating retail pharmacies will be attractive to Members. The purchase of prescription maintenance drugs through the Mail-Order Pharmaceutical Plan may also result in substantial savings to Members. By using professional staff only for the purpose of dispensing prescription maintenance drugs rather than for the many nonprofessional tasks associated with the operation of retail drug stores, the Company believes that mail service pharmacies generally incur lower operating costs than current retail pharmacy-based delivery systems and will therefore be able to pass along a portion of these savings to Members.

     Hearing Services. The Company's Networks include hearing services and products designed to provide savings to Members by reducing the cost of hearing examinations and products (the "Hearing Plan"). Pursuant to agreements with Miracle Ear and Beltone Managed Care, Inc. ("Beltone"), national networks of hearing products and service providers (the "Hearing Providers"), the Hearing Plan will initially be comprised of an aggregate of approximately 2,000 retail locations throughout the United States. Under the Hearing Plan, Members will be entitled to receive hearing services and products, including routine check-ups and hearing aid products and accessory purchases, at a pre-determined discount off the usual and customary amount charged by the Providers.

     Pursuant to the Company's contracts with Miracle Ear and Beltone, the Hearing Providers have agreed to provide hearing examinations and certain other services at no cost to Members in the Company's Hearing Plan and hearing aid products at discounts of 15% to 20% off retail prices. Members in the Hearing Plan will have access to participating Miracle Ear franchises and Beltone providers throughout the United States, and as the Company expands the Hearing Plan, Miracle Ear and Beltone have agreed to market the Company's plan and encourage additional Miracle Ear franchises and Beltone providers to participate in the Networks. Miracle Ear and Beltone have agreed to continue to manage and provide administrative services to their respective providers.

     Chiropractic Services. The Company's Networks include chiropractic services designed to provide savings to Members by reducing the cost of chiropractic examinations and related services (the "Chiropractic Plan"). Pursuant to an agreement with ChiroSource Inc. ("ChiroSource"), a national network of chiropractic service providers, the Chiropractic Plan will initially be comprised of an aggregate of approximately 3,000 providers throughout the United States. Under the Chiropractic Plan, Members will be entitled to receive chiropractic services, including chiropractic examinations and related services, at a pre-determined discount off the usual and customary amount charged by the Providers.

     Based upon the National Board of Chiropractic Examiners, approximately 18 million people in the United States used chiropractic services in 1995. The Company believes that many of these services were not covered by traditional health care insurance.

     Pursuant to the Company's contract with ChiroSource, participating chiropractors have agreed to provide chiropractic examinations and related services at discounts of 20% off usual and customary prices. Members in the Chiropractic Plan will have access to participating chiropractors throughout the United States. ChiroSource has agreed to solicit additional Providers to participate in the chiropractic segment of the Company's Networks and has agreed to continue to manage and provide administrative services to the chiropractors participating in ChiroSource's network.

     Physical and Occupational Therapy Services. In November 1997, the Company's Networks were expanded to include physical and occupational therapy services designed to provide savings to Members by reducing the cost of physical and occupational therapy related services (the "Physical Therapy Plan"). Pursuant to an agreement with The Preferred Companies, Inc. d.b.a. Preferred Therapy Providers of America ("PTPA"), a national network of physical and occupational therapy service providers, the Physical Therapy Plan will initially be comprised of an aggregate of approximately 6,500 providers throughout the United States. Under the Physical Therapy Plan, Members will be entitled to receive physical and occupational therapy services, including examinations and related services, at a pre-determined discount off the usual and customary amount charged by the Providers.

     Pursuant to the Company's contract with PTPA, participating providers have agreed to provide physical and occupational therapy services at discounts of 20% off usual and customary prices. Members in the Physical Therapy Plan will have access to participating providers throughout the United States. PTPA has agreed to solicit additional Providers to participate in the physical and occupational therapy segment of the Company's Networks and has agreed to continue to manage and provide administrative services to the providers participating in PTPA's network.

     Potential Physician and Hospital Services. The Company is currently exploring the possibility of developing a product that will offer a network of physicians and hospitals and has entered into a non-binding letter of intent to establish a joint venture with a PPO that maintains a nationwide network of approximately 250,000 physicians and hospitals. As currently proposed, the joint venture would involve the establishment of a new entity, to be owned 50% by each party, that would serve as the parties' exclusive vehicle for the development of a physician and hospital network business. There can be no assurance that the letter of intent will result in the execution of definitive agreements or that any such physician and hospital network will be established. However, the Company believes that the large number of uninsured and underinsured individuals, coupled with the rising costs incurred by businesses, particularly small businesses who employ approximately 40% of the country's workforce, and the advent of tax-preferred Medical Savings Accounts, may present an opportunity to develop a core health care product. In the event that the Company determines to develop a physician and hospital network product, the Company believes that it would be marketed principally through insurance brokers, rather than through consumer marketing organizations or other independent sales representatives.

Advantages of the HealthCare Solutions Card

     Advantages to Members. In addition to providing access to ancillary health care products and services on a discounted fee-for-service basis at the point of purchase, the Company believes the HealthCare Solutions Card will be attractive to Members because of its flexibility and ease of use. Membership in the HealthCare Solutions Card program will be unrestricted, thereby providing potential benefits to individuals who, because of their medical history, age or occupation, are otherwise unable to obtain such benefits. The HealthCare Solutions Card will cover each person in the Member's immediate household and can be used as often as each participant wishes. In addition, unlike many traditional indemnity or managed care programs, Members will have no paperwork or claims to prepare, no waiting periods, and no prior authorizations will be required. Moreover, in certain cases, membership in the Company's programs will entitle Members to benefits that would otherwise be unavailable or difficult to obtain. For example, the Company's Mail-Order Pharmaceutical Plan provides access to mail order pharmacies that will enable Members to obtain longer supplies of drugs and home delivery. In addition, even where a Member may already have insurance for a particular ancillary product, the HealthCare Solutions Card will entitle Members to various discounted products and services that would typically be excluded from traditional health care insurance, including certain pharmaceuticals, vitamins, growth hormones, oral contraceptives, smoking deterrents and fertility drugs, and certain elective procedures and services.

     Advantages to Providers and Networks. The Company believes that health care providers will be attracted to the Company's program because it will enable them to obtain additional patients who are Members while allowing Providers to retain their existing practices. Although Members generally pay fees and charges less than those of non-Members, the incremental business from Members can be an important source of revenue to the Providers, with little or no increase in their overhead costs. However, there can be no assurance that Providers will continue to participate in the Networks even if their participation results in such an increase in revenues since the Member portion of their business may be relatively less profitable. In addition, the Company believes that its program will be attractive to provider networks because it may increase the likelihood that Providers will affiliate with provider networks in order to have access to Members, and accordingly, provider networks may realize increased revenues from such affiliations.

     Advantages to Sponsors. The Company believes that the HealthCare Solutions Card will assist Sponsors in their efforts to attract and retain employees by enabling them to offer a more complete health care benefits package. Similarly, as competition between HMOs for participants continues to intensify, the Company believes that the HealthCore Solutions Card will enable HMOs to offer a more complete, and therefore more attractive, array of potential health care benefits. In addition, due to the low cost of the HealthCare Solutions Card, Sponsors may even choose to offer it to part-time employees, who often are not eligible for health care benefits offered to full-time employees. Moreover, because the HealthCare Solutions Card is a discount card and not an insurance product, Sponsors can offer discounts to their employees or members without bearing any economic risk over the annual cost of the card.

Sales and Marketing

     The Company intends to rely primarily upon the services of independent sales representatives, including brokers, agents, consumer marketing organizations and associations, to market the HealthCare Solutions Card. The Company anticipates that such arrangements will generally provide for a commission based upon a percentage of sales of the HealthCare Solutions Card, which commission is expected to range from 20% to 50% of the aggregate sales price. The Company believes that there are a large number of independent brokers and other agents nationwide with whom the Company may establish relationships. To date, the Company has entered into numerous agreements with individuals, substantially all of whom are affiliated with American Family Life Assurance Company ("AFLAC"), who are expected to serve as independent brokers. The Company intends to continue to contract with additional independent brokers in the future and believes that certain of its Networks may provide the Company with access to additional independent brokers. In addition, the Company maintains an in-house sales force that currently consists of three persons, and the Company intends to hire additional salespersons as needed in the near term.

     The Company intends to market the HealthCare Solutions Card principally to potential Sponsors, including insurance carriers, third party administrators, corporations, HMOs, preferred provider organizations, Blue Cross and Blue Shield organizations and unions, which have, or have access to, a large number of potential Members. The Company believes that its use of independent brokers and third party administrators will not only provide immediate access to specific organizations with potential Members, but will also enable the Company to establish relationships with these individuals and entities who may be gatekeepers to even greater numbers of potential Members through their extensive contacts in their respective industries.

     The Company anticipates that Sponsors will either fund the HealthCare Solutions Card program on behalf of their members or employees so that every eligible individual in the organization becomes a Member or they will offer the HealthCare Solutions Card to their members or employees as an option where each individual will be responsible for purchasing the HealthCare Solutions Card and paying the annual fee (either directly or through a payroll deduction plan). The Company also expects to market the HealthCare Solutions Card directly to potential Members, particularly in cases where a Sponsor offers the HealthCare Solutions Card as an unpaid option to its members or employees.

     The Company also intends to market the HealthCare Solutions Card as an "affinity" card to selected large Sponsors, including large corporations and consumer marketing organizations. Pursuant to such affinity card arrangements, the Sponsor would be able to custom design, and place its own name on, the HealthCare Solutions Card. In certain cases, the Company's name may not appear on the card, although the Company would provide access to its Networks, as well as all required fulfillment services. The Company believes that affinity cards will be attractive to certain Sponsors because they will enable the Sponsor to more closely identify itself with the benefit provided to the Member. Moreover, the Company believes that the preexisting relationship, or affinity, between the Sponsor and its employees or members may enhance the likelihood that a potential Member will purchase the card.

     The Company's ability to demonstrate its customer service capabilities will be a key element in the Company's marketing efforts, particularly those efforts targeting large Sponsors. The Company believes that the Network Administration System, once fully operational, will enable the Company to quickly and efficiently respond to requests of Members and Sponsors and will be critical to the Company's sales and marketing efforts. See "-- The Network Administration System."

     The Company anticipates that its marketing efforts, and the expenses associated therewith, will be heavily concentrated in the first few years of its operation. The Company's marketing efforts will emphasize the substantial potential discounts to Members through their use of the HealthCare Solutions Card, as well as the broad array of ancillary health care services and products which are included in the Company's Networks.

The Network Administration System

     The Company has substantially completed the initial design and development of the Network Administration System, a management information system which the Company believes will (i) facilitate its ability to process Member applications and access Member and Provider data, (ii) enhance the Company's customer service capabilities and (iii) facilitate its ability to process and pay commissions to brokers and fees to certain Networks. See "-- Sales and Marketing." The Network Administration System database will contain information relating to Members, such as eligibility in the respective plan, services and products available to Members, the discounts available to the Member for services and products, locations of Providers and utilization data provided to the Company on a quarterly basis by each of the Providers in the Networks. The Company believes that the Network Administration System will enable it to enroll Members electronically, quickly respond to information requests from Members, Sponsors and Providers, assist Members in locating the nearest Provider and facilitate billing and data processing.

     The Company is also developing an internet web site which will be accessible by existing and potential Providers, Sponsors, Members and independent sales representatives. Individuals accessing the web site will be able to review the ancillary health care benefit plans offered by the Company, a list of Providers in the Networks and their locations, the products and services provided by the Providers, the discounts available to Members for services and products and any special promotions. Individuals accessing the Company's internet web site will also be able to immediately apply for a HealthCare Solutions Card by filling out an application online.

Competition

     The Company believes that a critical element of its business is the competition for a portion of the benefit dollars allocated by various organizations for employee benefit programs. The Company competes for a portion of those dollars with various other cost-containment marketing organizations, pharmacy indemnity programs, retail pharmacies, mail order prescription companies, preferred provider organizations, HMOs, health care membership programs and other ancillary health care insurance programs for Members and Providers. With respect to its vision, hearing, dental, pharmaceutical and chiropractic businesses, the Company will compete for potential Sponsors, Members and Providers, depending on the geographic area or market, with various entities that have developed discount membership cards which provide national coverage, including AT&T, CUC International, Inc. and J.C. Penney & Co., Inc., and entities that have developed discount membership cards which provide regional coverage only. The Company will also compete with various organizations which provide services and products in specific areas of ancillary healthcare. With respect to eye care services, the Company will compete with various provider organizations, including Avesis, Cole Vision, Eye Care Plan of America and Spectrum Vision Systems. With respect to its pharmaceutical services, the Company will compete with cost containment marketing organizations for mail order prescription drugs, such as Medco Containment Services, Inc., America's Pharmacy (a division of Caremark, Inc.), Health Care Services, Inc. and Thrift Drug (a division of J.C. Penney & Co., Inc.); the pharmacy division of the non-profit American Association of Retired Persons; service delivered pharmacy indemnity programs; independent and chain-operated retail pharmacy outlets, retail medical/surgical supply companies and other mail order prescription companies; HMOs and health care membership programs. Most of these competitors have had longer operating histories and have significantly greater financial, marketing and administrative resources than the Company. There can be no assurance that the Company will develop products that achieve greater market acceptance than competitive products or that the Company's competitors will not succeed in developing products that would render the Company's products less competitive or obsolete.

     The Company believes that the broad range of choices of ancillary health care benefit packages, its customer service capabilities resulting from the Network Administration System and its competitive pricing will differentiate it from its competitors and may enable it to offer a more comprehensive and cost effective solution to its customers' needs. See "-- Sales and Marketing."

Government Regulation

     The delivery of health care products and services is subject to extensive federal, state and local regulation, including but not limited to the prohibition of business corporations from providing medical care, fraud and abuse provisions of the Medicare and Medicaid statutes, state laws that prohibit referral fees and fee splitting and certain regulations applicable to insurance companies and certain organizations that provide or arrange for health care services. The Company believes that certain registration and licensing laws and regulations in certain states in which the Company intends to operate may apply to the Company's operations. In addition, statutes and regulations applicable to other health care organizations with which the Company may contract, including without limitation those relating to fee splitting, referral fees, patient freedom of choice, provider rights to participate and anti-discrimination, may impact the Company and may result in the delay or denial of any such organization's participation in the Company's Networks. The utilization fees received by the Company in connection with the Mail-Order Pharmaceutical Plan might be construed to contravene the literal provisions of these statutes and regulations in a number of states in which the Company intends to operate. Although the Company has not obtained any rulings from any governmental authorities or an opinion of counsel with regard to any of these matters, the Company believes that the extent of its compliance with such laws and regulations as they are currently enforced and applicable to the Company is consistent with current industry practices and will not have a material adverse effect on its business. However, legislation in these areas continues to evolve and there can be no assurance that changes in enforcement and compliance practices will not occur in the future, or that existing legislation will not be expanded. In any such event, the Company could be required to effect registration in various additional states, post substantial fidelity or surety bonds and/or meet other financial requirements in connection therewith. Alternatively, the Company could be required to modify the products and services offered by it, modify its contractual arrangements with Networks and Sponsors or be precluded from providing some or all of its products and services in certain states. Any or all of the foregoing consequences, or a determination that the Company is in violation of any applicable laws or regulations, could have a material adverse effect on the Company.

Proprietary Rights

     The Company's Network Administration System is a critical component of the Company's ability to provide customer service and process other data. The Company relies on trade secrets to establish and protect its proprietary rights to its Network Administration System. However, trade secrets are difficult to protect and there can be no assurance that others will not independently develop substantially equivalent proprietary technology or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to non-patented trade secrets.

     The Company has applied for federal registrations of the service marks "HEALTHCARE SOLUTIONS," "THE SOLUTIONS CARD," "HEALTHCARE SAVINGS. GUARANTEED," and "HEALTHCORE MEDICAL SOLUTIONS, INC." from the United States Patent and Trademark Office, but there can be no assurance that such rights will be granted. The Company is aware of several companies who may currently be using variations of the Company's trade names or service marks in connection with certain health care activities and at least one other company who may be using certain of the Company's trade names or service marks in connection with a business that is competitive with the Company's business. There can be no assurance that the Company's trade names or service marks will be found to have proprietary significance or that the Company's rights in such names or marks will be superior to those of other companies who may use such names or marks. Further, there can be no assurance that the Company will not commence litigation to protect its position or that third parties will not in the future claim infringement by the Company with respect to current or future services, trademarks or other rights (including the use of the HealthCare Solutions name). Any such claims could be time consuming, result in costly litigation or require the Company to change its name or marks, pay damages or other amounts in settlement of any claim or redesign any of its products or services, any of which could have a material adverse effect on the Company's business or operating results. Although the Company intends to take steps that it considers appropriate to protect its intellectual property rights, the Company believes its future success will depend primarily on its ability to effectively market its current products and introduce new products and services or enhancements to existing products, rather than upon legal protections afforded existing intellectual property.

Employees

     The Company currently has 13 full-time employees. The Company intends to hire additional sales, management and administrative personnel. The Company's future success depends in significant part upon the continued service of its executive officers and key personnel and its ability to attract and retain highly qualified sales and marketing and managerial personnel. Competition for such personnel is intense and there can be no assurance that key employees can be retained or that it can attract, assimilate or retain other highly qualified sales and marketing and managerial personnel can be retained in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

                                  RISK FACTORS

     History of Operating Losses; Anticipated Future Losses. The Company has experienced significant operating losses since its inception in June 1995. As of September 30, 1997, the Company had an accumulated deficit of approximately $4.6 million and significant losses have occurred since such date and are expected to continue for the foreseeable future. Such losses have been and are expected to be principally the result of the various costs associated with the Company's development and marketing activities. There can be no assurance that the Company will ever achieve or sustain commercial sales or profitability. See "Management's Discussion and Analysis."

     Development Stage Company; No History of Operations. The Company was organized in June 1995 and is currently in the development stage. The Company has only recently contracted with the Networks and has achieved only minimal sales of the HealthCare Solutions Card. The Company's success depends upon several factors, including the quality and quantity of Providers in the Networks, the acceptance of the HealthCare Solutions Card by individuals, employers, HMOs, business and other associations, providers of medical benefits and Members, the ability of the Company to incentivize independent sales representatives to sell the Company's products and managing the technical aspects of its operations. Stockholders and potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful, and there can be no assurance that the Company will become a viable or profitable business. While the Company has conducted limited development and sales and marketing activities and has generated minimal sales in the fourth calendar quarter of 1997, it has not generated any significant revenues and may experience many of the problems, delays, expenses and difficulties commonly encountered by early stage companies, many of which are beyond the Company's control. These include, but are not limited to, unanticipated problems, delays or expenses relating to product development and marketing, uncertain market acceptance, lack of sufficient capital, competition, customer service and regulatory compliance, as well as additional costs and expenses that may exceed current estimates. There can be no assurance that the Company will successfully develop a viable cardholder base, that it will be able to enter into and maintain agreements with a sufficient number of Providers that are accessible and acceptable to potential Members, or that the Company will generate any revenues or ever achieve profitable operations. Additionally, the Company has never operated a network of the size that will be required to be profitable and cannot predict all of the technical difficulties, including issues relating to management information systems and customer service, that may arise. See "Description of Business."

     Need for Significant Additional Funds. The proceeds of the Company's initial public offering (the "Offering") completed in October 1997 are only expected to be sufficient to fund the Company's operations for approximately 18 months following the Offering. The Company will likely require significant additional funds to continue its operations after such period. Moreover, the Company's cash requirements may vary materially from those currently anticipated due to product development and marketing programs, changes in the forms and direction of the Company's activities, the timing of receipt of revenues, if any, and other factors. The Company has no commitments for any future funding and there can be no assurance that the Company will be able to obtain additional financing in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to the Company, or at all. If the Company is unable to obtain the necessary financing, it will be required to significantly curtail its activities or cease operations. See "Management's Discussion and Analysis."

     Unproven Commercial Viability; Need for Market Acceptance. The Company's success is dependent on commercial acceptance of the HealthCare Solutions Card, as well as any other potential medical benefits related products the Company may offer in the future. Except as described herein, the Company has no present intention to offer additional medical benefits related products. The commercial viability of the Company will be determined in large part by the acceptance of the HealthCare Solutions Card by individuals, employers, HMOs, business and other associations, providers of medical benefits and Members and will require the Company to secure marketing and Network provider alliances within the highly competitive medical benefits industry. To date, the Company has achieved only minimal sales of the HealthCare Solutions Card. There can be no assurance that the Company will be able to successfully demonstrate that the benefits associated with the HealthCare Solutions Card justify the costs associated with the card or that such benefits outweigh those associated with competing medical benefits programs or traditional insurance programs. If the Company is unable to achieve commercial acceptance of the HealthCare Solutions Card, the Company may be forced to cease operations.

     Limited Marketing Capabilities; Dependence on Third Parties for Marketing Activities. The Company's operating results will depend to a large extent on its ability to successfully market the HealthCare Solutions Card and any other potential products to Sponsors and Members. The Company currently has limited marketing capabilities and believes it will have to significantly expand its sales and marketing capabilities, as well as concentrate its limited resources on defined segments of its target market. The Company anticipates that it will depend, to a significant extent, on independent brokers and selected marketing organizations to market the Company's products. Although such parties will receive a commission for their services, the success of any such relationship will depend in part upon such parties' own competitive, marketing and strategic considerations, including the relative advantages of alternative products being marketed by such persons, and there can be no assurance that such parties will have the interest or ability to successfully market the Company's products. To the extent that the Company utilizes third parties to market its products, the Company's control over sales and marketing will be reduced. Although the Company has entered into numerous agreements with independent brokers and insurance agents ("Brokers), substantially all of these Brokers are affiliated with AFLAC and are concentrated in the states of Illinois, Indiana, Missouri and Texas. Accordingly, the Company's initial marketing efforts have been focused in such states. There can be no assurance that the Company will be able to hire experienced marketing personnel or establish any additional arrangements with Brokers or that any current or future marketing efforts undertaken by or on behalf of the Company will be successful or will result in any significant sales of the Company's products.See "Description of Business -- Sales and Marketing.

         Dependence Upon Providers; Possible Termination of Provider Agreements. The success of the Company's operations will depend in part on the ability of the Company to enter into and maintain service agreements with provider Networks of health care products and services under discount and other pricing terms that make the HealthCare Solutions Card attractive to Members and Sponsors. To date, the Company has entered into non-exclusive service agreements with several provider Networks. The agreements generally expire after approximately one to three years, but are subject to earlier termination upon the occurrence of certain events, including, in certain cases, notice by the other party. There can be no assurance that (i) the providers affiliated with such Networks will actually provide services to the Members, (ii) any such agreements will be renewed upon their respective expiration dates or (iii) any such agreements will not be terminated earlier. The exercise of cancellation rights by any provider Network could have a material adverse effect on the Company. Further, there can be no assurance that the Company will be successful in securing agreements with additional providers or provider networks or that any providers that agree to join the Network will provide services or cost savings that will be desirable to Members. The inability of the Company to retain its current service providers or to obtain alternate or additional service providers will likely detract from the real or perceived value of the HealthCare Solutions Card and may cause the Company to curtail or alter its activities or cease operations. See "Description of Business -- The HealthCare Solutions Card" and "-- Competition."

     Risks Related to Possible Entry into Physician and Hospital Network Business. The Company previously entered into a letter of intent with a view to acquiring certain assets associated with an ongoing medical benefits business that is developing a network of physician and hospital providers. The letter of intent expired by its terms and the parties have terminated their discussions. The Company expects to continue to explore the possibility of developing or acquiring a physician and hospital network business and has entered into a new, non-binding letter of intent to establish a joint venture with a preferred provider organization ("PPO") that maintains a nationwide network of approximately 250,000 physicians and hospitals. There can be no assurance that the letter of intent will result in the execution of definitive agreements or that any such physician and hospital network will be established. See "Description of Business -- The HealthCare Solutions Card -- Potential Physician and Hospital Services." The development by the Company of a physician and hospital network business is subject to numerous risks, including (i) risks similar to those identified elsewhere in this Report in connection with the Company's proposed development of an ancillary benefits network, (ii) significant barriers to entry, (iii) intense competition with well-capitalized insurance companies and (iv) the possible incurrence of significant additional sales and marketing costs to develop a distribution system different from the one being developed by the Company for its ancillary health care network. In addition, the Company will continue to be subject to certain confidentiality and non-solicitation provisions entered into with the other party to the previously terminated letter of intent, which provisions will impose limitations on the Company's flexibility within the physician and hospital network business and may expose the Company to the risk of litigation should it enter such business. See "Description of Business -- Strategy."

     Possible Exposure to Liability. Physicians and other medical entities have become increasingly vulnerable to lawsuits alleging medical malpractice. While the Company does not intend to practice medicine or control any affiliated Provider's practice of medicine, there can be no assurance that the Company will not become a party to malpractice litigation in the future. The Company also may be exposed to claims for personal injuries as a result of the incorrect preparation or packaging of prescriptions or from the pilferage of or tampering with the prescription drugs supplied by pharmacy benefits Providers. The Company will attempt to take precautions to protect itself from such claims, including seeking indemnification from such Providers, but no assurance can be given that such precautions will be implemented or will prove adequate. Because the Company is not itself permitted to render medical services, it cannot obtain malpractice insurance. The Company does not maintain errors and omissions insurance, but does maintain general liability insurance in the amount of $2,000,000 which provides general coverage for property damage, business liability and medical payments. There can be no assurance that the Company will not be sued for malpractice as the result of the activities of providers or that any such suit will not result in a recovery against the Company in excess of any applicable general liability insurance coverage and thus materially and adversely affect the Company's financial viability.

     Health Care Reform. In recent years there have been numerous proposals to change the health care system in the United States. The Company is unable to predict the effect on the Company of potential reforms in the health care industry, either by legislative mandate or through self policing mechanisms, particularly those affecting physicians, health care payors and affiliated health systems. Such changes could have a material adverse effect on the Company.

     Government Regulation. The delivery of health care products and services is subject to extensive federal, state and local regulation, including but not limited to the prohibition of business corporations from providing medical care, fraud and abuse provisions of the Medicare and Medicaid statutes, state laws that prohibit referral fees and fee splitting and certain regulations applicable to insurance companies and certain organizations that provide or arrange for health care services. The Company believes that certain registration and licensing laws and regulations in certain states in which the Company intends to operate may apply to the Company's operations. In addition, statutes and regulations applicable to other health care organizations with which the Company may contract, including without limitation those relating to fee splitting, referral fees, patient freedom of choice, provider rights to participate and anti-discrimination, may impact the Company and may result in the delay or denial of any such organization's participation in the Company's Networks. The utilization fees received by the Company in connection with the pharmacy benefits program might be construed to contravene the literal provisions of these statutes and regulations in a number of states in which the Company intends to operate. Although the Company has not obtained any rulings from any governmental authorities or an opinion of counsel with regard to any of these matters, the Company believes that the extent of its compliance with such laws and regulations as they are currently enforced and applicable to the Company is consistent with current industry practices and will not have a material adverse affect on its business. However, legislation in these areas continues to evolve and there can be no assurance that changes in enforcement and compliance practices will not occur in the future, or that existing legislation will not be expanded. In any such event, the Company could be required to effect registration in various additional states, post substantial fidelity or surety bonds and/or meet other financial requirements in connection therewith. Alternatively, the Company could be required to modify the products and services offered by it, modify its contractual arrangements with Networks and Sponsors or be precluded from providing some or all of its products and services in certain states. Any or all of the foregoing consequences, or a determination that the Company is in violation of any applicable laws or regulations, could have a material adverse effect on the Company. See "Description of Business -- Government Regulation."

     Competition. The Company believes that a critical element of its business is the competition for a portion of the benefit dollars allocated by various organizations for employee benefit programs. The Company competes for a portion of those dollars with various other cost-containment marketing organizations, pharmacy indemnity programs, retail pharmacies, mail order prescription companies, preferred provider organizations, HMOs, health care membership programs and other ancillary health care insurance programs. Most of these competitors have had longer operating histories and have significantly greater financial, marketing and administrative resources than the

Company. There can be no assurance that the Company will develop products that achieve greater market acceptance than competitive products or that the Company's competitors will not succeed in developing products that would render the Company's products less competitive or obsolete. See "Description of Business -- Competition."

     Proprietary Rights; Management Information Systems. The Company's Network Administration System is a critical component of the Company's ability to provide customer service and process other data. The Company relies on trade secrets to establish and protect its proprietary rights to its Network Administration System. However, trade secrets are difficult to protect and there can be no assurance that others will not independently develop substantially equivalent proprietary technology or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to non-patented trade secrets. In addition, the Company has applied for federal registrations of several service marks from the United States Patent and Trademark Office, but there can be no assurance that such rights will be granted or that they will provide meaningful protection. Although the Company intends to take steps that it considers appropriate to protect its intellectual property rights, the Company believes its future success will depend primarily on its ability to effectively market its current products and introduce new products and services or enhancements to existing products, rather than upon legal protections afforded existing intellectual property. See "Description of Business -- Proprietary Rights."

     Reliance Upon Data Processing. Certain aspects of the Company's business, including its customer service capabilities, are dependent upon its ability to store, retrieve, process and manage data and to maintain and upgrade its data processing capabilities. Although the Company believes it has established or will establish appropriate safeguard mechanisms, interruption of data processing capabilities for any extended period of time, loss of stored data, programming errors or other computer problems could have a material adverse effect on the Company. There can be no assurance the Company will not experience problems, delays or unanticipated costs in the use of its current system. Any difficulties in reviewing Providers in a timely manner may adversely affect the Company's customer service efforts and its ability to attract and retain customers. In addition, the Company intends to utilize its data processing system to facilitate the payment of commissions to brokers and the payment of fees to certain Networks. Any difficulties in the payment of such commissions and fees could adversely affect the Company's ability to attract and retain brokers and Networks.

     Money Back Guarantee. The Company intends to offer a full money back guarantee to Members who, after the first full year of enrollment, are not satisfied with the HealthCare Solutions Card. The Company intends to recognize revenue from the sale of the HealthCare Solutions Card upon receipt of the annual or monthly fee by the Company from Members and, therefore, if refunds exceed the reserves established by the Company, the Company's operating results, cash flows and financial condition could be materially adversely affected. See "Management's Discussion and Analysis."

     Dependence on Key Personnel; Need for Additional Personnel. The Company is dependent upon Neal J. Polan, the Company's Chairman and Chief Executive Officer, as well as principal members of its management team. Mr. Polan expects to devote approximately 50% of his business time to activities on behalf of the Company. The Company has not entered into any employment agreement with Mr. Polan, although the Company has obtained "key-man" life insurance coverage in the face amount of $2,000,000 on Mr. Polan. The Company currently has only 13 full-time employees. The Company's success will be dependent, in part, upon its ability to attract and retain additional skilled personnel to manage the Company's operations. The inability to do so, or the loss of services of certain of its executive officers and directors or other executive officers or key employees that may be hired in the future, may have a material adverse effect on the Company.

     Control by Management and Principal Stockholders; Potential Anti-Takeover Effect of Shares Having Disproportionate Voting Rights. All of the Company's outstanding Class B Common Stock is currently owned beneficially by Neal J. Polan, the Chairman of the Board and Chief Executive Officer of the Company.

Moreover, pursuant to a voting proxy, Mr. Polan has the power to vote an additional 144,000 shares of Class A Common Stock held by a former employee of the Company. As a result Mr. Polan has the ability to vote shares of Common Stock representing approximately 30.0% of the total voting power of the Company, and therefore influence significantly or control the outcome of substantially all matters submitted to a vote of the stockholders. Furthermore, the disproportionate vote afforded the Class B Common Stock could also serve to impede or prevent a change of control of the Company. As a result, potential acquirors may be discouraged from seeking to acquire control of the Company through the purchase of Class A Common Stock, which could have a depressive effect on the price of the Company's securities. See "Certain Relationships and Related Transactions" and "Security Ownership of Certain Beneficial Owners and Management."

     Potential Adverse Effects of Preferred Stock; Possible Anti-Takeover Provisions. The Company's By-laws authorize the issuance of shares of "blank check" preferred stock, which will have such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors will be empowered, without stockholder approval (but subject to applicable government regulatory restrictions), to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of such issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although the Company has no present intention to issue any shares of preferred stock, there can be no assurance that the Company will not do so in the future. The Company is also subject to a Delaware statute regulating business combinations that could discourage, hinder or preclude an unsolicited acquisition of the Company and make it less likely that stockholders receive a premium for their shares as a result of such attempt, which may adversely affect the market price of the Company's securities.

     Charges and Potential Charges to Earnings. As a condition to the Offering, the pre-Offering holders of the Company's Class A and Class B Common Stock agreed to place, on a pro rata basis, 900,000 shares (the "Escrow Shares"), or three-quarters of their outstanding shares of Common Stock of the Company before the Offering, into escrow, to be released only upon the attainment by the Company of certain earnings or market price thresholds determined by negotiation between the Company and the underwriters. The Securities and Exchange Commission (the "Commission") has taken the position with respect to such escrow arrangements that in the event any shares are released from escrow to the holders who are officers, directors, employees or consultants of the Company, a compensation expense will be recorded for financial reporting purposes. Accordingly, in the event of the release of the Escrow Shares, the Company will recognize during the period in which the earnings thresholds are probable of being met or such stock levels achieved, a substantial non-cash charge to earnings equal to the fair market value of such shares on the date of their release, which would have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The recognition of such compensation expense may have a depressive effect on the market price of the Company's securities. Notwithstanding the foregoing discussion, there can be no assurance that the Company will attain the targets which would enable the Escrow Shares to be released from escrow.

     In addition, a portion of certain warrants issued to Neal J. Polan will become exercisable only upon the attainment by the Company of certain earnings or market price thresholds. In the event that such warrants become exercisable, the Company will recognize during the period in which the earnings thresholds are probable of being met or such stock levels achieved, an additional non-cash charge to earnings equal to the fair market value of the portion of the warrants subject to such earnings or market price thresholds, which could have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. See "Management's Discussion and Analysis," "Certain Relationships and Related Transactions" and "Security Ownership of Certain Beneficial Owners and Management."

     Possible Volatility of Market Price. The market prices of the Company's Units, Class A Common Stock and Class A Warrants could be subject to significant fluctuations in response to variations in the Company's development efforts, intellectual property position, government regulations, general trends in the industry and other factors, including extreme price and volume fluctuations which have been experienced by the securities markets from time to time.

     Shares Eligible for Future Sale. Future sales of Common Stock by existing stockholders pursuant to Rule 144 under the Securities Act or otherwise could have an adverse effect on the price of the Company's securities. In addition to the shares sold in the Offering, the 1,200,000 shares of Common Stock outstanding before the Offering are eligible for resale in the public market, subject to compliance with Rule 144 under the Securities Act. In addition, a significant number of shares of Class A Common Stock issuable upon the exercise of stock options and warrants are, or will soon be, eligible for resale pursuant to Rule 144 and Rule 701 under the Securities Act. However, holders of all of the outstanding shares of Common Stock and outstanding options and warrants prior to the Offering have agreed not to sell any shares of Common Stock for a period of 13 months from the date of the Offering without the prior written consent of D.H. Blair Investment Banking Corp., the representative (the "Representative") of the underwriters of the Offering. Sales of Common Stock, or the possibility of such sales, in the public market may adversely affect the market price of the registered securities. In addition, the holders of the Unit Purchase Option issued in connection with the Offering have certain demand and "piggy-back" registration rights with respect to their securities and a stockholder of the Company has certain "piggy-back" registration rights with respect to 132,000 shares of Class A Common Stock owned by such stockholder. Exercise of such rights could involve substantial expense to the Company. The Company has agreed to register for resale the 1,150,000 Bridge Warrants and the underlying Class A Common Stock one year from the closing of the Offering.

     Outstanding Warrants and Options; Exercise of Registration Rights. The Company has outstanding (i) 2,024,000 Class A Warrants to purchase an aggregate of 2,024,000 shares of Class A Common Stock; (ii) the Bridge Warrants to purchase 1,150,000 shares of Class A Common Stock; and (iii) the Unit Purchase Option to purchase an aggregate of 352,000 shares of Class A Common Stock, assuming exercise of the underlying Class A Warrants. The Company also has (i) 200,000 shares of Class A Common Stock reserved for issuance upon exercise of options under its 1997 Stock Option Plan, of which 50,000 (net of forfeitures) have been granted, and (ii) outstanding warrants to purchase 299,000 shares of Class A Common Stock. Holders of such warrants and options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by warrants and options. Further, while these Warrants and options are outstanding, the Company's ability to obtain additional financing on favorable terms may be adversely affected. The holders of the Unit Purchase Option have certain demand and "piggy-back" registration rights with respect to their securities and a stockholder of the Company has certain "piggy-back" registration rights with respect to 132,000 shares of Class A Common Stock owned by such stockholder. Exercise of such rights could involve substantial expense to the Company. In addition, the Company has agreed to register for resale the 1,150,000 Bridge Warrants and the underlying Class A Common Stock within one year from the closing of the Offering.

     Possible Adverse Effect on the Liquidity of the Company's Securities Due to Securities and Exchange Commission Investigation of the D.H. Blair Investment Banking Corp. and D.H. Blair & Co. and Recent Settlement by Blair & Co. with NASD. The Commission is conducting an investigation concerning various business activities of the Representative, and D.H. Blair & Co., Inc., a syndicate member which distributed a substantial portion of the Units offered in the Offering ("Blair & Co."). The Company has been advised by the Representative that the investigation has been ongoing since at least 1989 and that it is cooperating with the investigation. The Representative cannot predict whether this investigation will ever result in any type of formal enforcement action against the Representative or Blair & Co.

     In July 1997, Blair & Co., its Chief Executive Officer and its head trader consented, without admitting or denying any violations, to a settlement with the NASDR District Business Conduct Committee for District No. 10 to resolve allegations of NASD rule and securities law violations in connection with mark-up and pricing practices and adequacy of disclosures to customers regarding market-making activities of

Blair & Co. in connection with certain securities issues during the period from June 1993 through May 1995 where Blair & Co. was the primary selling group member. NASDR alleged the firm failed to accurately calculate the contemporaneous cost of securities in instances where the firm dominated and controlled after-market trading, thereby causing the firm to charge its customers excessive mark-ups. NASDR also alleged the firm did not make adequate disclosure to customers about its market-making activities in two issues. As part of the settlement, Blair & Co. has consented to a censure and has agreed to pay a $2 million fine, make $2.4 million in restitution to retail customers, employ an independent consultant for two years to review and make recommendations to strengthen the firm's compliance procedures, and has undertaken for 12 months not to sell to its retail customers (excluding banks and other institutional investors) more than 60% of the total securities sold in any securities offering in which it participates as an underwriter or selling group member. The Chief Executive Officer of Blair & Co., has agreed to settle failure to supervise charges by consenting to a censure, the imposition of a $225,000 fine and a 60-day suspension from associating with any NASD member firm and to take a requalification examination. The firm's head trader has agreed to settle charges against him by consenting to a censure, the imposition of a $300,000 fine and a 90-day suspension from associating with any member firm and has undertaken to take certain requalification examinations. The settlement with NASDR does not involve or relate to the Representative, its chief executive officer or any of its other officers or directors.

     The Company is also aware of recent published reports to the effect that the District Attorney's office in New York County is conducting an investigation into various activities of Blair & Co.

     The Company has been advised that Blair & Co. intends to continue to make a market in the Company's securities. The Company is unable to predict whether Blair & Co.'s settlement with the NASDR or any unfavorable resolution of the Commission's or the District Attorney's investigation will have any effect on such firm's ability to make a market in the Company's securities and, if so, whether the liquidity or price of the Company's securities will be adversely affected.

     Possible Restrictions on Market-Making Activities in Company's Securities. The Representative has advised the Company that Blair & Co. intends to continue to make a market in the Company's securities. Regulation M under the Securities Act of 1934, as amended (the "Exchange Act"), may prohibit Blair & Co. from engaging in any market-making activities with regard to the Company's securities for the period from five business days (or such other applicable period as Regulation M may provide) prior to any solicitation by the Representative of the exercise of Class A Warrants until the later of the termination of such solicitation activity or the termination (by waiver or otherwise) of any right that the Representative may have to receive a fee for the exercise of Class A Warrants following such solicitation. As a result, Blair & Co. may be unable to provide a market for the Company's securities during certain periods while the Class A Warrants are exercisable. In addition, the Company has agreed to register for resale the Bridge Warrants and the underlying Class A Common Stock within one year from the closing of the Offering. Under applicable rules and regulations under the Exchange Act, any person engaged in the distribution of the Bridge Warrants may not simultaneously engage in market-making activities with respect to any securities of the Company for the applicable "cooling off" period (which is likely to be five business days) prior to the commencement of such distribution. Accordingly, in the event the Representative or Blair & Co. is engaged in a distribution of the Bridge Warrants, neither of such firms will be able to make a market in the Company's securities during the applicable restrictive period. Any temporary cessation of such market-making activities could have an adverse effect on the market price of the Company's securities.

     Possible Delisting of Securities from The Nasdaq Stock Market. While the Company's Units, Class A Common Stock and Class A Warrants meet the current Nasdaq listing requirements are included on the Nasdaq SmallCap Market, there can be no assurance that the Company will meet the criteria for continued listing. Nasdaq has recently adopted more stringent financial requirements for Nasdaq securities. Continued inclusion on Nasdaq would require that (i) the Company maintain (A) net tangible assets (defined as total assets less total liabilities and goodwill) of at least $2,000,000, (B) net income of $500,000 in two of the last three years, or (C) market capitalization of at least $35,000,000, (ii) the minimum bid price of the Class A Common Stock be $1.00 per share, (iii) there be at least 500,000 shares in the public float valued at $1,000,000 or more, (iv) the Class A Common stock have at least two active market markers and (v) the Class A Common Stock be held by at least 300 holders.

     If the Company is unable to satisfy Nasdaq's maintenance requirements, its securities may be delisted from Nasdaq. In such event, trading, if any, in the Units, Class A Common Stock and Class A Warrants would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board." The Representative and Blair & Co. are currently permitted to make a market in securities traded on the "Electronic Bulletin Board," although neither the Representative nor Blair & Co. has committed to do so in the event the Company's securities were traded thereon. Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions and lower prices for the Company's securities than might otherwise be attained.

     Risks of Low-Priced or "Penny" Stock. If the Company's securities were delisted from Nasdaq (See "-- Possible Delisting of Securities from The Nasdaq Stock Market, Inc."), they could become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers which sell such securities except in transactions exempted by such Rule, including transactions meeting the requirements of Rule 505 or 506 of Regulation D under the Securities Act and transactions in which the purchaser is an institutional accredited investor (as defined) or an established customer (as defined) of the broker or dealer. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such rule may adversely affect the ability of broker-dealers to sell the Company's securities and may adversely affect the ability of purchasers in the Offering to sell in the secondary market any of the securities acquired thereby.

     Commission regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     The foregoing required penny stock restrictions will not apply to the Company's securities if such securities are listed on Nasdaq and have certain price and volume information provided on a current and continuing basis or meet certain minimum net tangible assets or average revenue criteria. There can be no assurance that the Company's securities will qualify for exemption from these restrictions. In any event, even if the Company's securities were exempt from such restrictions, it would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities could be severely adversely affected.

Item 2. DESCRIPTION OF PROPERTY

     The Company currently leases approximately 4,000 square feet of office space in Grandview, Missouri for its executive offices pursuant to a lease agreement that provides for monthly rent of approximately $2,300 and expires in October 1999 and approximately 1,000 square feet of office space in Springfield, Missouri for the development of the Network Administration System pursuant to a lease agreement that provides for monthly rent of approximately $1,100 and expires in May 1998. The Company also reimburses an entity affiliated with the Company's Chairman and Chief Executive Officer approximately $1,350 per month for the use of certain office space in New York, New York. The Company believes that such office space will be suitable for the current and anticipated needs of the Company.

     Pending utilization, the Company invests excess cash in interest-bearing securities, primarily government obligation funds, generally with maturities of less than one year.

Item 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since October 14, 1997, the date of the Company's initial public offering, the Company's Units, each Unit consisting of one share of Class A Common Stock and one Class A Warrant, have traded on the Nasdaq SmallCap Market under the symbol HMSIU. The Company's Class A Common Stock and Class A Warrants have been approved for quotation on the Nasdaq SmallCap Market under the symbols HMSI and HMSIW, respectively, and will be separately transferable from the Units commencing January 12, 1998 or such earlier date as the Representative may determine in its sole discretion. On December 22, 1997 there were approximately thirteen shareholders of record, not including those shares held in street name. The last sale price of the Company's Units on December 22, 1997 was $6.00.

     The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain all earnings, if any, for use in the expansion of the Company's business. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

     In February 1997, in connection with the merger of MegaVision L.C. into the Company, the Company issued an aggregate of 684,000 shares of Class A Common Stock and 360,000 shares of Class B Common Stock to the former members of MegaVision L.C.

     In February 1997, the Company sold 132,000 and 24,000 shares of Class A Common Stock to an affiliate of MKD Capital Corp. and DHF International Inc., respectively, at a purchase price of approximately $.03 and $2.01, respectively, per share. In connection with the sale of shares of Class A Common Stock sold to M.K.D., M.K.D. agreed to modify an existing contract with the Company and reduce the commissions it will be entitled to receive from the Company for sales of the Company's products originated by M.K.D. and for introducing the Company to additional networks of health care providers, if such networks enter into a contract with the Company.

     The above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The sale of securities was without the use of an underwriter, and the certificates evidencing the shares bear a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Securities Act of 1933, as amended. The foregoing recipients of Common Stock of the Company were (i) six accredited investors, as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act,
(ii) four officers or directors of the Company and (iii) two sophisticated investors capable of evaluating an investment in the Company. All of the sophisticated investors had adequate access to information about the Company. In addition, the recipients of securities in each such transaction represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

     In February and March 1997, the Company issued an aggregate of 46 units, each unit consisting of a subordinated note in the principal amount of $50,000 bearing interest at 10% per annum and warrants to purchase 25,000 shares of Class A Common Stock at an exercise price of $4.00 per share to 64 accredited investors for an aggregate purchase price of $2,300,000; provided, that, upon consummation of the Offering, such warrants were converted automatically into a like number of Class A Warrants identical to those sold in the Offering. The units were issued pursuant to an exemption from registration provided by Regulation D promulgated under Section 4(2) of the Securities Act. The Representative acted as the Company's placement agent in connection with these private placements. In connection therewith, the Company paid sales commissions in the aggregate amount of $230,000 and a non-accountable expense allowance in the aggregate amount of $69,000.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

General

     The Company is a development stage enterprise organized to develop, market and administer a health care benefit services program which is designed to enable Members to obtain discounts on purchases of ancillary health care products and services through Networks of health care providers with which the Company has executed provider agreements. The Company's revenues are initially expected to be derived principally from the receipt of annual or monthly enrollment fees paid by or on behalf of Members for the right to obtain discounts at the point of purchase from providers in the Networks. The Company currently anticipates that a significant portion of its revenue will be received in the form of monthly bank drafts and monthly payroll deductions made by employers on behalf of their employees. Accordingly, all monthly payment sales and their corresponding expenses, including sales commissions and provider fees, will be recognized in the monthly periods for which they are billed. However, since the initial cost of delivering the cards to the Company's customers will be incurred and expensed in the first month, the gross profit associated with each new individual card issued will be lower in the month of issuance than in the remaining eleven months prior to the card's expiration date. In addition, since all renewal cards will be subject to the same costs of issuance, this twelve month pattern of lower gross profits in the first month will likely continue for any renewal periods.

     In those instances when a sale of the Company's HealthCare Solutions Card is collected as a single annual fee, the Company intends to recognize all of its single payment sales in the period in which the card is delivered, since all of the expenses resulting from the purchase of an annual card, including the costs of issuance, sales commissions, provider fees and a provision for cancellations from potential guarantee-related refunds, will be incurred by the Company at the time of sale. The Company will incur only nominal additional direct costs associated with each cardholder in the following eleven months due to the fact that under all of its provider network contracts, each provider is obligated to continue to provide discounts to all cardholders until the annual card expires, even if the provider network contract has been terminated. The Company also intends to offer a full money-back guarantee to Members who, after the first full year of enrollment, are not satisfied with the HealthCare Solutions Card and the Company intends to establish reserves therefor.

     Since its inception, the Company's primary activities have consisted of (i) designing and developing the Network Administration System, which the Company believes will facilitate data processing and enhance its customer service capabilities, (ii) negotiating contracts with Networks of Providers, (iii) organizing a marketing force to market the HealthCare Solutions Card and (iv) test marketing. The Company has only recently begun to market the HealthCare Solutions Card and is currently focusing its initial marketing efforts in the states of Illinois, Indiana, Missouri and Texas. To date, only minimal sales of the HealthCare Solutions Card have taken place and the

Company believes that these customers were primarily evaluating the commercial potential of the HealthCare Solutions Card. There can be no assurance that the Company will successfully maintain or expand the Networks and/or market the HealthCare Solutions Card.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

     Fiscal Years Ended September 30, 1996 and 1997. No revenues were generated during either the fiscal year ended September 30, 1997 ("1997") or the fiscal year ended September 30, 1996 ("1996").

     Selling, general and administrative expenses increased by 111% from approximately $1,178,000 in 1996 to approximately $2,489,000 in 1997 primarily as a result of (i) an increase in compensation paid as a result of an increase in the number of management-level employees at the Company, (ii) an increase in professional fees and certain other expenses, primarily marketing, incurred in connection with the development of the HealthCare Solutions Card, (iii) non-recurring, non-cash charges of approximately $789,000 relating to the fair market value adjustment of certain warrants and shares of capital stock issued to two stockholders of the Company, (iv) a non-recurring, non-cash charge of approximately $33,000 related to the write-off of certain equipment, primarily computer hardware and phone system equipment abandoned upon the installation of the Company's Network Administration System and phone system in May 1997 and (v) approximately $77,000 incurred in connection with the settlement, payment and cancellation of an outstanding consulting agreement with a stockholder of the Company.

     Interest expense increased from approximately $36,000 in 1996 to approximately $778,000 in 1997 primarily as a result of (i) accrued interest of approximately $134,000 recorded on certain notes (the "Bridge Notes") issued in a bridge financing completed in February and March 1997 (the "Bridge Financing"), (ii) accretion of the discount related to the Bridge Financing of approximately $610,000, and (iii) approximately $34,000 related to various other borrowings by the Company. Interest income increased by approximately $25,000 primarily as a result of short term investments of the balance of proceeds received by the Company from the Bridge Financing.

     Net loss increased by approximately 167% from approximately $1,214,000 in 1996 to approximately $3,242,000 in 1997 as a result of the foregoing factors.

     Fiscal Years Ended September 30, 1995 and 1996. No revenues were generated during the fiscal years ended September 30, 1995 ("1995") or September 30, 1996.

     Selling, general and administrative expenses increased by approximately 952% from approximately $112,000 in 1995 to approximately $1,178,000 in 1996 primarily as a result of (i) a full year of operations in 1996 as compared to only four months in the prior fiscal year, (ii) an increase in the number of employees at the Company and (iii) an increase in the amount of professional fees and certain other expenses, primarily marketing, incurred in connection with the development of the HealthCare Solutions Card.

     Interest expense increased by approximately $36,000 in 1996 compared to no interest expense in 1995 primarily as a result of various borrowings by the Company from banks, stockholders and others.

     Net loss increased by approximately 984% from approximately $112,000 in 1995 to approximately $1,214,000 in 1996 as a result of the foregoing factors.

Liquidity and Capital Resources

     Through September 30, 1997, the Company funded its activities primarily through loans and capital contributions from principal stockholders and private placements of equity and debt securities. As of September 30, 1997, the Company had a working capital deficit of approximately $2,787,000. Since its inception, the Company has received working capital loans from its principal stockholders. In September 1996, such stockholders agreed to contribute to the capital of the Company an aggregate of approximately $466,000 of such indebtedness. See "Certain Relationships and Related Transactions."

     In February and March 1997, the Company completed a Bridge Financing which consisted of $2,300,000 principal amount of Bridge Notes bearing interest at an annual rate of 10% and warrants to purchase an aggregate of 1,150,000 shares of Class A Common Stock. The proceeds of the Bridge Financing, which were approximately $1,964,000 (net of $230,000 in commissions and a $69,000 expense allowance paid to the Representative for acting as placement agent and other expenses of the private placement) were utilized by the Company for the repayment of certain indebtedness and for working capital purposes, including general and administrative expenses and expenses of the Offering. On October 17, 1997, the Company paid, with a portion of the proceeds of the Offering, approximately $2,443,000 to the holders of the Bridge Notes, which represented all of the principal and accrued interest due on the Bridge Notes issued in the Bridge Financing,

     In October 1997 (subsequent to the fiscal year end), the Company completed the Offering in which it sold to the public 2,024,000 units (including the underwriters' over-allotment option exercised in November 1997) at $5.00 per unit. Each unit consisted of one share of Class A Common Stock and one redeemable Class A Warrant to purchase one share of Class A Common Stock at an exercise price of $6.50, subject to adjustment, at any time until October 2002. The net proceeds from the Offering of approximately $8,375,000 have been, and are being, utilized by the Company for the repayment of the Bridge Financing, certain other indebtedness and for working capital purposes, including general and administrative expenses. The Company intends to use the remaining proceeds of the Offering to implement its business plan, which includes the refinement, sales and marketing of the HealthCare Solutions Card and the possible development of a physician and hospital network.

     The Company has entered into certain equipment leases relating to computer hardware and telecommunications systems requiring it to pay an aggregate of approximately $373,000 through September 2000. In addition, during the 18-month period following the Offering, the Company has agreed to pay approximately $764,000 in compensation to its current executive officers and significant employees and approximately $68,000 in real estate lease payments. Moreover, the Company may seek to recruit an additional senior level executive officer to complement its existing senior management personnel. See "Description of Property" and "Executive Compensation."

     The Company expects to continue to incur substantial costs in the near term in connection with sales and marketing activities and the purchase or lease of additional computer equipment required for the Network Administration System, all of which is expected to be financed with the proceeds of the Offering. The Company does not have any commitments for the purchase or lease of additional computer equipment required for the Network Administration System, although the Company believes that such equipment is commercially available. The Company also expects that general and administrative costs necessary to support the establishment of a sales and marketing organization and other infrastructure will increase in the future. Unless the Company is able to generate significant commercial sales of the HealthCare Solutions Card, the Company will continue to incur increasing operating losses. There can be no assurance that the Company will ever achieve profitable operations.

     The Company believes that its existing resources will provide the necessary liquidity and capital resources to sustain its planned operations for approximately 18 months following the Offering. In the event that the Company's internal estimates relating to its planned expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will likely require substantial additional financing after such time, which financing could be in the form of equity or debt financing or money received in connection with collaborative arrangements that may be entered into in the future. The Company has no commitments for any future financing and there can be no assurance as to the availability or terms of any required additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to significantly curtail its activities or cease operations.

     Release of Escrow Shares. In connection with the Offering, the pre-Offering stockholders of the Company placed, on a pro rata basis, a portion of their shares into escrow pending the Company's attainment of certain earnings thresholds or per share stock price thresholds. The Commission has taken the position with respect to the release of securities from escrow that in the event the Escrow Shares are released from escrow to directors, officers, employees or consultants of the Company, the release will be treated, for financial reporting purposes, as compensation expense to the Company. Accordingly, in the event of the release of the Escrow Shares, the Company will recognize during the period in which the earnings or market price targets are met or become probable of being met, a substantial non-cash charge which would substantially increase the Company's loss or reduce or eliminate earnings, if any, at such time. The amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity. There can be no assurance that the Company will attain the targets which would enable the Escrow Shares to be released from escrow. In addition, a portion of the warrants issued to Neal J. Polan will become exercisable only upon the attainment by the Company of certain earnings or market price thresholds. In the event that such warrants become exercisable, the Company will recognize during the period in which the earnings thresholds are probable of being met or such stock levels achieved, an additional non-cash charge to earnings equal to the fair market value of the portion of the warrants subject to such earnings or market price thresholds, which could have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. See "Certain Relationships and Related Transactions" and "Security Ownership of Certain Beneficial Owners and Management -- Escrow Shares."

     The recognition of the potential charges to income described above may have a depressive effect on the market price of the Company's securities.

Item 7. FINANCIAL STATEMENTS

     The response to this item is included in a separate section of this report. See Index to Financial Statements on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers, Directors and Significant Employees

     The following table sets forth the names, ages and positions of the executive officers, directors and significant employees of the Company.

Name                              Age                  Position
----                              ---                  --------

Executive Officers and Directors

Neal J. Polan...................   46   Chairman of the Board and Chief
                                        Executive Officer

James H. Steinheider............   48   Chief Financial Officer and Chief
                                        Operating Officer
Eli Levitin.....................   33   Director
Norman H. Werthwein.............   52   Director

Significant Employees

Thomas J. Pitzenberger..........   43   National Marketing Director --
                                        HealthCare Division
Ben E. Randall..................   53   Vice President -- Information Systems
Ronald F. Torchia...............   59   Vice President and Secretary

     NEAL J. POLAN joined the Company as its Chairman of the Board in January 1997 and was elected as Chief Executive Officer in April 1997. Mr. Polan expects to devote approximately 50% of his business time to activities on behalf of the Company. Mr. Polan has served as the Managing Director of National Financial Co., a middle market merchant bank since April 1996. From March 1992 to September 1994, Mr. Polan served as the President and a director of Sterling Vision, Inc., one of the largest optical retailers in the United States and a publicly traded company.

     JAMES H. STEINHEIDER has been the Chief Financial Officer and Chief Operating Officer of the Company since March 1997. Mr. Steinheider also served as a director of the Company from March 1997 until his resignation from the Board of Directors in September 1997. From December 1994 to February 1997, Mr. Steinheider served as the founder and President of the CFO Group, Inc., a consulting company that provided chief financial officer services to small and mid-sized companies. From September 1995 to February 1997, Mr. Steinheider served as the Chief Financial Officer of Earth Partners, Inc., a manufacturer of recycling equipment for the automotive industry. From October 1992 to October 1993, Mr. Steinheider served as the Senior Vice President and Chief Financial Officer of Medifax, Inc., a provider of medical transcription services for physicians and hospitals. Mr. Steinheider is a Certified Public Accountant.

     ELI LEVITIN has served as a director of the Company since July 1997. Since December 1993, Mr. Levitin has served as the General Counsel of Acta Realty Corp., a real estate investment and management company. Prior to joining Acta Realty, Mr. Levitin was an associate at White & Case, a New York law firm, from October 1991 to December 1993. Mr. Levitin received his J.D. from Columbia University School of Law.

     NORMAN H. WERTHWEIN has served as a director of the Company since July 1997. Mr. Werthwein is the Chief Financial Officer of Beech Street Corporation, a preferred provider organization, a position he has held since August 1994. Prior to joining Beech Street in August 1994, Mr. Werthwein served as the Chief Financial Officer of Curaflex Health Services, an alternate site health care service provider, from January 1992 until August 1994.

     THOMAS J. PITZENBERGER has been the National Marketing Director -- HealthCare Division of the Company since July 1997. From July 1996 to July 1997 Mr. Pitzenberger served as the National Director of Medaphis Corporation, a corporation providing software and services in the healthcare industry. From February 1994 to July 1996, Mr. Pitzenberger served as the Region Manager of QuadraMed Corporation, an electronic data interchange corporation in the health care industry and a publicly traded company. In 1987, Mr. Pitzenberger founded MediQuest Inc., a provider of software and services to the health care industry. Mr. Pitzenberger sold MediQuest in September 1991 and served as the Vice President -- Marketing of MediQuest until February 1994.

     BEN E. RANDALL has been the Vice President -- Information Systems of the Company since February 1997. From January 1996 to February 1997, Mr. Randall served as a Managing Member of MegaVision. From November 1989 to January 1996, Mr. Randall was the owner and President of R&R Computer Services, a computer software developer for the real estate insurance and appraisal industries.

     RONALD F. TORCHIA is a co-founder of the Company and has been a Vice President and Secretary since February 1997. From October 1995 to February 1997, Mr. Torchia served as a Managing Member of MegaVision. From October 1991 to October 1995, Mr. Torchia managed A&R Contracting, Inc., a company engaged in the business of preparing property loss bids for insurance companies.

     Directors serve until the next annual meeting or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.

     The Company has agreed, if requested by the Representative, to nominate a designee of the Representative to the Company's Board of Directors for a period of five years from the date of the Offering.

     The Board of Directors intends to establish a Compensation Committee and an Audit Committee. The Compensation Committee is expected to make recommendations to the Board concerning salaries and incentive compensation for officers and employees of the Company and may administer the Company's 1997 Stock Option Plan. The Audit Committee is expected to review, with the Company's independent accountants, the scope, timing and results of audit services and any other services that the accountants are asked to perform, their report on the Company's financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee is expected to make annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

     Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and greater than 10% beneficial owners were complied with.

Item 10. EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth the compensation paid or accrued by the Company to each person who was an executive officer of the Company at any time during the fiscal years ended September 30, 1997 and 1996 whose cash compensation from the Company for services rendered in all capacities during such fiscal year exceeded $100,000.

                           Summary Compensation Table

                                           Annual
                                        Compensation                   Long-Term
      Name and Present                 ---------------  Other Annual    Awards
     Principal Position         Year   Salary   Bonus   Compensation    Options
     ------------------         ----   ------   ------  -------------   -------
Neal J. Polan.................  1997    72,917    --      663,902 (1)      --
Chief Executive Officer.......  1996         0    --          --           --

Theodore W. White, Jr.........  1997   105,000    --      20,000 (2)       --
Vice President, Sales. (2) ...  1996   132,325    --          --           --

----------------
(1) Includes: (i) $20,000 paid as management consulting fees prior to becoming an employee of the Company; (ii) non-cash compensation of $226,980 in November 1996 resulting from the estimated fair market value difference of the issuance of 216,000 shares of Class B Common Stock for $6,300; and
     (iii) non-cash compensation of $416,922 relating to the estimated fair market value of warrants to purchase 284,000 shares of Class A Common Stock for $1.00 per share issued in September 1997.

(2) For a portion of 1996, Mr. White acted in the capacity of the chief executive officer for MegaVision, the predecessor of the Company. Thereafter, until his resignation from the Company in August 1997, Mr. White served in the capacity of Vice President, Sales. Upon his resignation, Mr. White received $20,000 as part of a severance agreement that included, among other things, a non-competition clause for one year. See "Certain Relationships and Related Transactions."

     In addition, the Company may seek to recruit an additional senior level executive officer in 1998 to complement its existing senior management personnel. For a discussion of additional non-cash compensation received by Mr. Polan, see "Certain Relationships and Related Transactions" and "Security Ownership of Certain Beneficial Owners and Management."

Director Compensation

     Non-employee directors receive $500 for each Board and committee meeting attended and are reimbursed for their expenses in attending such meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefor. In addition, directors may also receive stock option grants under the Company's 1997 Stock Option Plan.

Stock Options

     In February 1997, the Board of Directors adopted and the Company's stockholders approved, the 1997 Stock Option Plan (the "Plan"), which provides for the grant by the Company of options to purchase up to an aggregate of 200,000 shares of the Company's authorized but unissued Common Stock. Pursuant to the Plan, employees, officers and directors of, and consultants or advisers to, the Company and any subsidiary corporations are eligible to receive incentive stock options ("incentive options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and/or options that do not qualify as incentive options ("non-qualified options"). The Plan, which expires in February 2007, will be administered by the Board of Directors or a committee of the Board of Directors. The purposes of the Plan are to ensure the retention of existing executive personnel, key employees, directors, consultants and advisors who are expected to contribute to the Company's future growth and success and to provide additional incentive by permitting such individuals to participation the ownership of the Company, and the criteria to be utilized by the Board of Directors or the committee in granting options pursuant to the Plan will be consistent with these purposes.

     Options granted under the Plan may be either incentive options or non-qualified options. Incentive options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive option granted under the Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. To the extent that the aggregate fair market value, as of the date of grant, of the shares for which incentive options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a non-qualified option. Options granted under the Plan to officers, directors or employees of the Company may be exercised only while the optionee is employed or retained by the Company or within 90 days of the date of termination of the employment relationship or directorship. However, options which are exercisable at the time of termination by reason of death or permanent disability of the optionee may be exercised within 12 months of the date of termination of the employment relationship or directorship. Upon the exercise of an option, payment may be made by cash or by any other means that the Board of Directors or the committee determines. No option may be granted under the Plan after February 2007.

     Options may be granted only to such employees, officers and directors of, and consultants and advisors to, the Company or any subsidiary of the Company as the Board of Directors or the committee shall select from time to time in its sole discretion, provided that only employees of the Company or a subsidiary of the Company shall be eligible to receive incentive options. As of September 30, 1997, the number of employees, officers and directors of the Company eligible to receive grants under the Plan was 15 persons. The number of consultants and advisors to the Company eligible to receive grants under the Plan is not determinable. An optionee may be granted more than one option under the Plan. The Board of Directors or the committee will, in its discretion, determine (subject to the terms of the Plan) who will be granted options, the time or times at which options shall be granted, and the number of shares subject to each option, whether the options are incentive options or non-qualified options, and the manner in which options may be exercised. In making such determination, consideration may be given to the value of the services rendered by the respective individuals, their present and potential contributions to the success of the Company and its subsidiaries and such other factors deemed relevant in accomplishing the purpose of the Plan.

     Under the Plan, the optionee has none of the rights of a stockholder with respect to the shares issuable upon the exercise of the option until such shares shall be issued upon such exercise. No adjustment shall be made for dividends or distributions or other rights for which the record date is prior to the date of exercise, except as provided in the Plan. During the lifetime of the optionee, an option shall be exercisable only by the optionee. No incentive option may be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner other than by will or by the laws of decent and distribution. The Board of Directors or the committee may authorize non-qualified options to be transferable to immediate family members, trusts for the benefit of immediate family members, partnerships of immediate family members and non-profit charitable organizations.

     The Board of Directors may amend or terminate the Plan except that stockholder approval is required to effect a change so as to increase the aggregate number of shares that may be issued under the Plan (unless adjusted to reflect such changes as a result of a stock dividend, stock split, recapitalization, merger or consolidation of the Company), to modify the requirements as to eligibility to receive options, to increase materially the benefits accruing to participants or as otherwise may be required by Rule 16b-3 or Section 422 of the Code. No action taken by the Board may materially and adversely affect any outstanding option grant without the consent of the optionee.

     Under current tax law, there are no Federal income tax consequences to either the employee or the Company on the grant of non-qualified options if granted under the terms set forth in the Plan. Upon exercise of a non-qualified option, the excess of the fair market value of the shares subject to the option over the option price (the "Spread") at the date of exercise is taxable as ordinary income to the optionee in the year it is exercised and is deductible by the Company as compensation for Federal income tax purposes, if Federal income tax is withheld on the Spread. However, if the shares are subject to vesting restrictions conditioned on future employment or the holder is subject to the short-swing profits liability restrictions of Section 16(b) of the Exchange Act of (i.e., is an executive officer, director or 10% stockholder of the Company) then taxation and measurement of the Spread is deferred until such restrictions lapse, unless a special election is made under Section 83(b) of the Code to report such income currently without regard to such restrictions. The optionee's basis in the shares will be equal to the fair market value on the date taxation is imposed and the holding period commences on such date.

     Incentive option holders incur no regular Federal income tax liability at the time of grant or upon exercise of such option, assuming that the optionee was an employee of the Company from the date the option was granted until 90 days before such exercise. However, upon exercise, the Spread must be added to regular Federal taxable income in computing the optionee's "alternative minimum tax" liability. An optionee's basis in the shares received on exercise of an incentive stock option will be the option price of such shares for regular income tax purposes. No deduction is allowable to the Company for Federal income tax purposes in connection with the grant or exercise of such option.

     If the holder of shares acquired through exercise of an incentive option sells such shares within two years of the date of grant of such option or within one year from the date of exercise of such option (a "Disqualifying Disposition"), the optionee will realize income taxable at ordinary rates. Ordinary income is reportable during the year of such sale equal to the difference between the option price and the fair market value of the shares at the date the option is exercised, but the amount includable as ordinary income shall not exceed the excess, if any, of the proceeds of such sale over the option price. In addition to ordinary income, a Disqualifying Disposition may result in taxable income subject to capital gains treatment if the sales proceeds exceed the optionee's basis in the shares (i.e., the option price plus the amount includable as ordinary income). The amount of the optionee's taxable ordinary income will be deductible by the Company in the year of the Disqualifying Disposition.

     At the time of sale of shares received upon exercise of an option (other than a Disqualifying Disposition of shares received upon the exercise of an incentive option), any gain or loss is long-term or short-term capital gain or loss, depending upon the holding period. The holding period for long-term capital gain or loss treatment is more than one year.

     The foregoing is not intended to be an exhaustive analysis of the tax consequences relating to stock options issued under the Plan. For instance, the treatment of options under state and local tax laws, which is not described above, may differ from the treatment for Federal income tax purposes.

     To date, options to purchase (net of forfeitures) totaling 50,000 shares of Common Stock at an exercise price of $5.00 per share have been granted under the Plan. All of such options were granted in May and July 1997.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director and named executive officer of the Company and (iii) all executive officers and directors of the Company as a group:

                                                            Class A           Class B
                                                            Common            Common       Percentage of
                                                             Stock             Stock          Shares        Percentage of
                                                         Beneficially      Beneficially    Beneficially      Voting Power
Names and Address of Beneficial Owner(1)                   Owned(2)          Owned(2)          Owned             (3)
-----------------------------------------------------  -----------------  --------------- --------------- ------------------
Neal J. Polan........................................         142,000(4)   216,000(5)(6)       10.6%           29.9%(6)
James H. Steinheider.................................           4,000(7)        --               *                *
Eli Levitin..........................................          15,000(8)        --               *                *
Norman H. Werthwein..................................             -- (9)        --               *                *
Ronald F. Torchia....................................            114,000        --              3.9              2.8
Ben E. Randall.......................................            114,000        --              3.9              2.8
Theodore W. White, Jr................................     144,000(6)(10)        --              4.9               *
Robert Hunter(11)....................................            132,000        --              4.5              3.2
Annette Lebor(12)....................................            132,000        --              4.5              3.2
Michael J. Reichert Revocable Trust(13)..............            132,000        --              4.5              3.2
Donald E. Umbach Revocable Trust(14).................             66,000        --              2.2              1.6
Patricia L. Umbach Revocable Trust(15)...............             66,000        --              2.2              1.6
All executive officers and directors as a group (4 persons)  161,000(16)      216,000          11.1%           29.2%(6)

-----------------------
(footnotes on following page)

*    Less than 1%

(1) Unless otherwise indicated, the address of such individual is c/o HealthCore Medical Solutions, Inc., 11904 Blue Ridge Boulevard, Grandview, Missouri 64030.

(2)  Includes such individuals' Escrow Shares.

(3) For purposes of this calculation, the shares of Class A Common Stock and shares of Class B Common Stock are treated as a single class. The shares of Class B Common Stock are entitled to five votes per share, whereas the shares of Class A Common Stock are entitled to one vote per share.

(4) Represents shares of Class A Common Stock issuable upon exercise of outstanding warrants that are currently exercisable. Does not include (i) 142,000 shares of Class A Common Stock issuable upon exercise of warrants that are not exercisable within 60 days and (ii) 25,000 shares of Class A Common Stock issuable upon exercise of warrants resulting from the Bridge Loan Warrants which are not exercisable or transferable for one year from the closing of this Offering. See "Certain Relationships and Related Transactions."

(5) Includes 48,000 shares of Class B Common Stock held by Mr. Polan as custodian for his child. Mr. Polan is the beneficial owner of such shares by virtue of his authority to vote and/or dispose of such shares.

(6) Mr. Polan owns all of the issued and outstanding shares of Class B Common Stock. Pursuant to a voting proxy granted from Mr. White to Mr. Polan, Mr. Polan has the power to vote all of Mr. White's shares of Class A Common Stock.

(7) Represents shares of Class A Common Stock issuable upon exercise of outstanding options that are currently exercisable. Does not include 6,000 shares of Class A Common Stock issuable upon exercise of options that are not exercisable within 60 days.

(8) Represents shares of Class A Common Stock issuable upon exercise of warrants that are currently exercisable. Does not include (i) 7,500 shares of Class A Common Stock issuable upon exercise of options that are not exercisable within 60 days and (ii) 12,500 shares of Class A Common Stock issuable upon exercise of warrants resulting from the Bridge Loan Warrants which are not exercisable or transferable for one year from the closing of this Offering.

(9) Does not include 7,500 shares of Class A Common Stock issuable upon exercise of options that are not exercisable within 60 days.

(10) Mr. White has pledged 15,000 shares of Class A Common Stock to the Company in connection with a loan from the Company to Mr. White. See "Certain Relationships and Related Transactions."

(11) The address of Mr. Hunter is 6301 Trust Avenue, Kansas City, Missouri 64131. (12) The address of Ms. Lebor is 114 East 32nd Street, New York, New York 10037. Ms. Lebor is the spouse of Avram Lebor, the President of M.K.D. Capital Corp. See "Certain Relationships and Related Transactions."

(13) The trustees under the Michael J. Reichert Revocable Trust are Michael J. Reichert and Jean A. Reichert. Mr. Reichert and Mrs. Reichert are the beneficial owners of such shares by virtue of their authority to vote and/or dispose of such shares. The address of the Mr. Reichert and Mrs. Reichert is P.O. Box 1198, Liberty, Missouri 64069.

(14) The trustee under the Donald E. Umbach Revocable Trust is Donald E. Umbach. Mr. Umbach is the beneficial owner of such shares by virtue of his authority to vote and/or dispose of such shares. Mr. Umbach may also be considered a beneficial owner of the 66,000 shares of Class A Common Stock held by the Patricia L. Umbach Revocable Trust, under which Mr. Umbach's wife, Patricia L. Umbach is the trustee. The address of Mr. Umbach is 6905 Blue Ridge Boulevard, Raytown, Missouri 64133.

(15) The trustees under the Patricia L. Umbach Revocable Trust is Patricia L. Umbach. Mrs. Umbach is the beneficial owner of such shares by virtue of her authority to vote and/or dispose of such shares. In addition, Mrs. Umbach may be considered a beneficial owner of the 66,000 shares of Class A Common Stock held by the Donald E. Umbach Revocable Trust, under which Mrs. Umbach's husband, Donald E. Umbach is the trustee. The address of Mrs. Umbach is 6905 Blue Ridge Boulevard, Raytown, Missouri 64133.

(16) Represents shares issuable upon exercise of outstanding options and warrants that are currently exercisable. Does not include 200,500 shares of Class A Common Stock issuable upon exercise of options and warrants that are not exercisable within 60 days.

Escrow Shares

     In connection with the Offering, the pre-Offering holders of the Company's Class A and Class B Common Stock agreed to place, on a pro rata basis, 900,000 shares, or three-quarters of the outstanding shares of Common Stock of the Company before the Offering, into escrow pursuant to an amended and restated escrow agreement (the "Escrow Agreement") with American Stock Transfer & Trust Company, as escrow agent. The Escrow Shares are not transferable or assignable, but may be voted by the beneficial holders thereof.

     400,000 of the Escrow Shares will be released from escrow if, and only if, one or more of the following conditions is/are met:

(a) the Company's net income before provision for income taxes and exclusive of any extraordinary earnings (all as audited by the Company's independent public accountants in accordance with U. S. generally accepted accounting principles) (the "Minimum Pretax Income") amounts to at least $3,800,000 for the fiscal year ending September 30, 1998;

(b) the Minimum Pretax Income amounts to at least $5,500,000 for the fiscal year ending September 30, 1999;

(c) the Minimum Pretax Income amounts to at least $7,500,000 for the fiscal year ending September 30, 2000;

(d) the Closing Price (as defined in the Escrow Agreement) of the Class A Common Stock averages in excess of $12.50 per share for 30 consecutive business days during the 18-month period commencing on the date of the Offering;

(e) the Closing Price of the Class A Common Stock averages in excess of $16.50 per share for 30 consecutive business days during the 18-month period commencing with the nineteenth month from the date of the Offering.

     The remaining 500,000 Escrow Shares will be released from escrow if, and only if, one or more of the following conditions is/are met:

(a) the Minimum Pretax Income amounts to at least $4,600,000 for the fiscal year ending September 30, 1998;

(b) the Minimum Pretax Income amounts to at least $6,600,000 for the fiscal year ending September 30, 1999;

(c) the Minimum Pretax Income amounts to at least $9,000,000 for the fiscal year ending September 30, 2000;

(d) the Closing Price (as defined in the Escrow Agreement) of the Class A Common Stock averages in excess of $15.00 per share for 30 consecutive business days during the 18-month period commencing on the date of the Offering;

(e) the Closing Price of the Class A Common Stock averages in excess of $18.00 per share for 30 consecutive business days during the 18-month period commencing with the nineteenth month from the date of the Offering.

     The Minimum Pretax Income amount set forth above shall (i) be calculated exclusively of any extraordinary earnings, including any charge to income resulting from release of the Escrow Shares and (ii) be increased proportionately, with certain limitations, in the event additional shares of Class A Common Stock or securities convertible into, exchangeable for or exercisable into Class A Common Stock are issued after the Offering. The Closing Price amounts set forth above are subject to adjustment in the event of any stock splits, reverse stock splits or other similar events. The Escrow Agreement can be amended by a two-thirds vote of the outstanding shares of Common Stock of the Company, other than any shares held by the stockholders whose shares are held in escrow.

     Any money, securities, rights or property distributed in respect of the Escrow Shares, including any property distributed as dividends or pursuant to any stock split, merger, recapitalization, dissolution, or total or partial liquidation of the Company, shall be held in escrow until release of the Escrow Shares. If none of the applicable Minimum Pretax Income or Closing Price levels set forth above have been met by December 31, 2000, the Escrow Shares, as well as any dividends or other distributions made with respect thereto, will be cancelled and contributed to the capital of the Company. The Company expects that the release of the Escrow Shares to officers, directors, employees and consultants of the Company will be deemed compensatory and, accordingly, will result in a substantial charge to reportable earnings, which would equal the fair market value of such shares and options on the date of release. Such charge could substantially increase the loss or reduce or eliminate the Company's net income, if any, for financial reporting purposes for the period during which such shares and options are, or become probable of being, released from escrow. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity, it may have a negative effect on the market price of the Company's securities. See "Management's Discussion and Analysis."

     The Minimum Pretax Income and Closing Price levels set forth above were determined by negotiation between the Company and the Representative and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of its securities.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In late 1995, the Company's predecessor, MegaVision, L.C., entered into an agreement with Ben Randall, the Vice President - Information Systems of the Company, to purchase certain computer software for $37,500 in cash and the issuance of 170 units of limited liability company interest. The Company paid $8,500 in cash to Mr. Randall in early 1996 and in September 1996 issued an additional 20 units of limited liability company interest in exchange for the remaining $29,000 owed to Mr. Randall under the agreement. In connection with the Merger, the 190 units of limited liability interest issued to Mr. Randall were converted into 114,000 shares of Class A Common Stock.

     In September 1996, Robert E. Hunter, Michael J. Reichert and Donald Umbach, each a principal stockholder of the Company, agreed to contribute to the capital of the Company's predecessor, MegaVision, L.C., $125,000, $100,000 and $100,000, respectively, of indebtedness owed to such individuals in exchange for 130, 110 and 70 units, respectively, of limited liability company interest (which were converted into 78,000, 66,000 and 42,000 shares of Class A Common Stock in connection with the Merger).

     In October 1996, MegaVision, L.C. entered into an agreement with M.K.D. Capital Corp. ("M.K.D."), which agreement was amended in January and July 1997. Annette Lebor, the spouse of the President of M.K.D., is the beneficial owner of 11% of the outstanding shares of Common Stock of the Company prior to the Offering. The agreement, as amended, provides that M.K.D. will receive a commission equal to 3% of any payments collected by the Company for sales of the Company's products originated by M.K.D., less direct manufacturing costs incurred by the Company in the production of such products and any broker's commission payable in connection with the sale; provided that in connection with sales of the Company's products by agents of AFLAC with whom the Company has contracted, M.K.D. will receive a commission of $1.25 for each annual HealthCare Solutions Cards sold by such agents. In addition, M.K.D. will also receive a commission for introducing additional networks of health care providers to the Company, if such networks enter into a contract with the Company. The actual commission to be paid to M.K.D., if any, will be negotiated in connection with any such transaction.

     In November 1996, MegaVision sold 360 units of limited liability company interest (which were converted into 216,000 shares of Class B Common Stock in connection with the Merger) to Neal J. Polan, the Company's Chairman of the Board and Chief Executive Officer, for $6,300 in cash and for certain consulting services rendered by Mr. Polan.

     Between January and February 1997, Mr. Polan loaned an aggregate of approximately $67,000 to the Company for working capital purposes. Such loans were repaid together with interest at 10% per annum in March 1997 with a portion of the proceeds of the Bridge Financing.

     Mr. Polan and his wife, jointly, and Eli Levitin, a director of the Company, invested $50,000 and $25,000, respectively, in the Bridge Financing in March 1997 (on the same terms as non-affiliated investors) and, accordingly, each received a Bridge Note in such amount, which was repaid from the proceeds of the Offering, and 25,000 and 12,500 Bridge Warrants, respectively, which were exchanged for 25,000 and 12,500 warrants to purchase Class A common stock, respectively, upon the completion of the Offering.

     In June 1997, Mr. Polan and Theodore White, Jr., a former employee of the Company, entered into a voting agreement pursuant to which Mr. Polan is entitled to vote all of the shares of Common Stock held by Mr. White. The voting proxy will expire upon the earlier of (i) June 5, 2002; (ii) the death of Mr. Polan; (iii) Mr. Polan's termination of employment with the Company for any reason; or (iv) if, for the year ending December 31, 1998, the Minimum Pretax Income is less than $1,000,000 or if, for any subsequent year through the year ending December 31, 2001, the Company's Minimum Pretax Income does not equal or exceed an amount equal to the Minimum Pretax Income for the prior fiscal year plus ten percent (10%). Mr. White resigned from the Company, effective August 15, 1997, and at such time the shares of Class B Common Stock held by Mr. White converted automatically into shares of Class A Common Stock. As a result, Mr. Polan controls approximately 30% of the total voting power of the Company and will have the ability to influence significantly the election of directors, outcome of corporate transactions or other matters submitted for stockholder approval.

     The Company reimburses an entity affiliated with Mr. Polan approximately $1,350 per month for the use of certain office space in New York, New York.

     In June 1997, the Company loaned Mr. White $30,000 as evidenced by a promissory note bearing interest at a rate of 10% per annum. The loan was to mature in September 1998 or upon demand by the Company in the event Mr. White's employment with the Company was terminated for any reason. Pursuant to the note, Mr. White was required to make monthly payments of principal and interest in the amount of $750. As security for the loan, Mr. White pledged 15,000 shares of Class B Common Stock to the Company (which shares automatically converted into Class A Common Stock upon Mr. White's resignation). In connection with Mr. White's resignation from the Company in August 1997, the Company and Mr. White entered into an agreement pursuant to which the Company (i) made a payment of $20,000 to Mr. White, (ii) waived Mr. White's obligation to make monthly payments of principal and interest in the amount of $750 until February 15, 1998 and (iii) extended the maturity date of the loan until March 1999; provided that, in the case of (ii) and (iii) above, Mr. White complies with the provisions of the agreement. In addition, pursuant to the agreement, Mr. White has agreed not to compete with the Company for a period of one year. The Company also agreed to enter into an agreement with Mr. White whereby Mr. White may serve as an independent broker for the Company.

     In September 1997, the Company granted warrants to purchase 284,000 shares of Class A Common Stock to Mr. Polan. The warrants are exercisable at a price of $1.00 per share and expire in September 2007. Warrants to purchase 142,000 of such shares of Class A Common Stock are currently exercisable and warrants to purchase 142,000 of such shares of Class A Common Stock will become exercisable if, and only if, one or more of the following conditions are met: (i) the Company's Minimum Pretax Income (as defined) amounts to at least $3,800,000 for the fiscal year ending September 30, 1998; (ii) the Company's Minimum Pretax Income amounts to at least $5,500,000 for the fiscal year ending September 30, 1999; (iii) the Company's Minimum Pretax Income amounts to at least $7,500,000 for the fiscal year ending September 30, 2000; (iv) the Closing Price (as defined in the Escrow Agreement) of the Class A Common Stock averages in excess of $12.50 per share for 30 consecutive business days during the 18-month period commencing on the date of the Offering or (v) the Closing Price of the Class A Common Stock averages in excess of $16.50 per share for 30 consecutive business days during the 18-month period commencing with the nineteenth month from the date of the Offering. See "Security Ownership of Certain Beneficial Owners and Management -- Escrow Shares."

     In October 1997, the Company granted warrants to purchase 15,000 shares of Class A Common Stock to Mr. Levitin as compensation for performing investor relations services for the Company. The warrants are immediately exercisable at a price of $5.00 per share and expire in October 2007.

     The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. The Company has adopted a policy that all future transactions between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     3.1*    -- Amended and Restated Certificate of Incorporation of the
                Registrant
     3.2*    -- By-laws of the Registrant
     4.1*    -- Form of Bridge Note
     4.2*    -- Bridge Warrant Agreement
     4.3*    -- Form of Warrant Agreement
     4.4*    -- Form of Representative's Unit Purchase Option
     5.1*    -- Opinion of Bachner, Tally, Polevoy & Misher LLP
     10.1*   -- 1997 Stock Option Plan
     10.2*   -- Amended and Restated Escrow Agreement dated as of  July 31, 1997 by and between the Registrant, American Stock Transfer & Trust Company and certain stockholders of the Registrant
     10.3*   -- Form of Network Provider Agreement
     10.4*   -- Form of Indemnification Agreement
     10.5*   -- Lease  Agreement  for office  space in  Grandview,
                Missouri  between  the  Registrant  and  J.C._Nichols
                Company,  as  amended  by  an  Assignment  and  First
                Amendment of Lease dated July 18, 1997.
     10.6*   -- Voting Agreement dated June 5, 1997 by and between Theodore W.
                White, Jr. and Neal J. Polan
     10.7*   -- Form of Broker Agreement
     10.8*   -- Agreement between M.K.D. Capital Corp. and the Registrant, as amended.
     27.1    -- Financial Data Schedule

-----------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-28233) declared effective by the Securities and Exchange Commission on October 14, 1997.

(b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the fiscal year ended September 30, 1997.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Auditors.............................................  F-2

Balance Sheet as of September 30, 1997.....................................  F-3

Statements of Operations for the years ended September 30, 1997 and 1996 and the period from June 1, 1995 (inception) through September 30, 1997....  F-4

Statements of Changes in Stockholders' Equity (Capital Deficiency)
for the period from June 1, 1995 (inception) through September 30, 1997....  F-5

Statements of Cash Flows for the years ended September 30, 1997 and 1996 and the period from June 1, 1995 (inception) through September 30, 1997....  F-6

Notes to Financial Statements..............................................  F-7

To the Stockholders
HealthCore Medical Solutions, Inc.
Grandview, Missouri

We have audited the accompanying balance sheet of HealthCore Medical Solutions, Inc. (a development stage company and the business successor to MegaVision, L.C.) as of September 30, 1997 and the related statements of operations, changes in capital deficiency and cash flows for the years ended September 30, 1997 and 1996 and the period from June 1, 1995 (inception) through September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of HealthCore Medical Solutions, Inc. as of September 30, 1997 and the results of its operations and its cash flows for the years ended September 30, 1997 and 1996 and the period from June 1, 1995 (inception) through September 30, 1997, in conformity with generally accepted accounting principles.

As described more fully in Note A to the financial statements, the business of the Company was conducted by MegaVision, L.C. prior to the merger in February 1997.

Richard A. Eisner & Company, LLP

Florham Park, New Jersey
October 22, 1997

With respect to Note M
November 10, 1997

HEALTHCORE MEDICAL SOLUTIONS, INC.
Successor to MegaVision, L.C.
(a development stage company)

Balance Sheet
September 30, 1997

ASSETS
Current assets:
   Cash and cash equivalents                                        $   147,350
   Prepaid expenses and other current assets                             32,883
                                                                    -----------
       Total current assets                                             180,233
                                                                    -----------
Property and equipment, net                                             175,631
Deferred offering costs                                                 372,734
Restricted cash                                                          85,000
Other assets                                                             77,316
                                                                    -----------
                                                                        710,681
                                                                    -----------
                                                                    $   890,914
                                                                    ===========
LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                            $   546,630
   Current portion of obligation under capital lease                     48,917
   Notes payable - bank                                                 103,600
   Notes payable - bridge units                                       2,268,236
                                                                    -----------
       Total current liabilities                                      2,967,383

Obligation under capital lease                                           87,270
                                                                    -----------
       Total liabilities                                              3,054,653
                                                                    -----------
Commitments and other matters

CAPITAL DEFICIENCY
Preferred stock, $.01 par value; authorized 5,000,000 shares
Common stock, $.01 par value:
   Class A, authorized, 19,784,000 shares; issued and
     outstanding 984,000 shares                                           9,840
   Class B, authorized, 216,000 shares; issued and
   outstanding 216,000 shares                                             2,160
Additional paid-in capital                                            2,392,542
Deficit accumulated during the development stage                     (4,568,281)
                                                                    -----------
       Total capital deficiency                                      (2,163,739)
                                                                    -----------
                                                                    $   890,914
                                                                    ===========

See notes to financial statements

HEALTHCORE MEDICAL SOLUTIONS, INC.
Successor to MegaVision, L.C.
(a development stage company)

Statements of Operations (Note A)

                                                                   June 1, 1995
                                                                    (Inception)
                                                                     Through
                                      Year Ended   September 30,   September 30,
                                         1997          1996            1997
                                     -----------    -----------    -----------
Operating expenses:
   General and administrative        $ 2,183,067    $   900,177    $ 3,161,349
   Selling and marketing                 306,213        277,845        618,216
   Interest - net                        752,645         36,071        788,716
                                     -----------    -----------    -----------
Net loss                             $(3,241,925)   $(1,214,093)   $(4,568,281)
                                     ===========    ===========    ===========
Net loss per share                   $     (8.78)   $     (3.95)
                                     ===========    ===========
Weighted average number of
   shares outstanding                    369,050        307,717
                                     ===========    ===========

See notes to financial statements

HEALTHCORE MEDICAL SOLUTIONS, INC.
Successor to MegaVision, L.C.
(a development stage company)

Statements of Changes in Capital Deficiency (Note A)


                                                            Common Stock                                  Deficit
                                             -----------------------------------------                  Accumulated
                                                   Class A             Class B            Additional       During
                                             ------------------    -------------------      Paid-in      Development
                                              Shares     Amount    Shares       Amount      Capital         Stage            Total
                                              ------     ------    ------       ------      -------         -----            -----
Common stock issued at inception             102,000    $ 1,020    102,000     $ 1,020     $ (2,040)                       $   -0-
Common stock issued in private placement,
  net of offering costs of $5,832            123,000      1,230                             297,938                         299,168
Net loss                                                                                                 $ (112,263)       (112,263)
                                             -------     ------    -------    --------   ----------     -----------     ----------
Balance - September 30, 1995                 225,000      2,250    102,000       1,020      295,898        (112,263)        186,905
Common stock issued in private placement,
  net of offering costs of $13,533           105,000      1,050                             410,417                         411,467
Compensatory common stock issued              24,000        240                              54,760                          55,000
Common stock issued in connection with
  the purchase of software                   102,000      1,020                              (1,020)                           -0-
Conversion of debt into common stock         228,000      2,280     42,000         420      482,943                         485,643
Net loss                                                                                                 (1,214,093)     (1,214,093)
                                             -------     ------    -------    --------   ----------     -----------     -----------
Balance - September 30, 1996                 684,000      6,840    144,000       1,440    1,242,998      (1,326,356)        (75,078)

Common stock issued                          132,000      1,320    216,000       2,160      378,960                         382,440
Conversion of debt to common stock            24,000        240                              47,985                          48,225
Warrants issued in connection with the
  bridge units, net of costs of $4,823                                                      305,677                         305,677
Compensatory warrants issued                                                                416,922                         416,922
Conversion of Class B shares to
  Class A shares                             144,000      1,440   (144,000)     (1,440)                                       -0-
Net loss                                                                                                $(3,241,925)    $(3,241,925)
                                             -------     ------    -------    --------   ----------     -----------     -----------
Balance - September 30, 1997                 984,000     $9,840    216,000    $  2,160   $2,392,542     $(4,568,281)    $(2,163,739)
                                             =======     ======    =======    ========   ==========     ===========     ===========

See notes to financial statements

HEALTHCORE MEDICAL SOLUTIONS, INC.
Successor to MegaVision, L.C.
(a development stage company)

Statements of Cash Flows (Note A)

                                                                                      June 1, 1995
                                                                                       (Inception)
                                                                                         Through
                                                           Year Ended September 30,     September
                                                         ---------------------------       30,
                                                            1997            1996          1997
                                                            ----            ----          ----
Cash flows from operating activities:
  Net loss                                               $(3,241,925)   $(1,214,093)   $(4,568,281)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                         52,055         33,206         85,261
        Amortization of discount on note payable -
          bridge units                                       609,759                       609,759
        Common stock and warrants issued for services        789,212        124,917        914,129
        Write-down of worthless equipment                     32,865                        32,865
        Changes in:
          Prepaid expenses and other assets                 (105,906)         9,258       (115,275)
          Accounts payable and accrued expenses              440,553        147,592        596,547
          Due to related party                                               29,000         29,000
          Other liabilities                                   (8,493)         8,493
                                                           ---------     ----------    -----------
             Net cash used in operating activities        (1.431,880)      (861,627)    (2.415,995)
                                                           ---------     ----------    -----------
Cash flows from investing activities:
  Acquisition of property and equipment                      (31,512)       (18,692)      (138,703)
                                                           ---------     ----------    -----------
Cash flows from financing activities:
  (Decrease) increase in bank overdraft                       (9,914)         9,914
  Increase in restricted cash                                (85,000)                      (85,000)
  Issuance of notes payable - bridge units                 1,695,323                     1,695,323
  Proceeds from notes payable - bank and other                41,031        110,794        151,825
  Net change in notes payable to related parties                            434,491        465,643
  Principal payments on obligation under capital lease       (13,791)                      (13,791)
  Net proceeds from issuance of common stock                  10,150        282,633        591,951
  Proceeds from issuance of warrants                         305,677                       305,677
  Deferred bridge unit costs                                                (36,846)       (36,846)
  Deferred offering costs                                   (332,734)       (40,000)      (372,734)
                                                           ---------     ----------    -----------
             Net cash provided by financing activities     1,610,742        760,986      2,702,048
                                                           ---------     ----------    -----------
Net increase (decrease) in cash                              147,350       (119,333)       147,350
Cash - beginning of period                                                  119,333
                                                           ---------     ----------    -----------
Cash -end of period                                        $ 147,350     $    -0-      $   147,350
                                                           =========     ==========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for:
      Interest                                             $  30,377     $    1,114    $    31,491

See Notes C and I for information regarding non cash investing and financing activities

See notes to financial statements

 HEALTHCORE MEDICAL SOLUTIONS, INC.
 Successor to MegaVision, L.C.
 (a development stage company)

 Notes to Financial Statements
 September 30, 1997

 NOTE A - THE COMPANY AND BASIS OF PRESENTATION

 HealthCore Medical Solutions, Inc. ("HealthCore" or the "Company") was organized as a Delaware corporation in February 1997. The Company is in the development stage and intends to market and administer vision, hearing, drug and dental discount programs (the "HealthCare Solutions Card") which are designed to enable participants (members), who are enrolled through various organizations such as insurance carriers, corporations, and unions to realize savings on purchases of products and services. These savings will be obtained through a company-organized network of providers, such as opticians, chiropractors, optometrists, hearing specialists, pharmacists and dentists. The Company is the business successor to MegaVision, L.C. Through September 30, 1997, the Company, exclusive of test marketing, has not sold any HealthCare Solutions Cards.

 In February 1997, MegaVision, L.C. ("MegaVision" or the "Predecessor"), a Missouri limited liability company in the development stage, merged into HealthCore, a newly formed entity. In conjunction with the merger, 1,100 member units of MegaVision were exchanged for 708,000 shares of Class A common stock of HealthCore and 600 member units of MegaVision were exchanged for 360,000 shares of Class B common stock of HealthCore. The business of the Company was conducted by MegaVision from June 1, 1995 to February 19, 1997. The merger described above has been accounted for in a manner similar to a pooling of interests and, except as otherwise indicated or where the context otherwise requires, the information set forth in these financial statements has been adjusted to give retroactive effect to the reorganization.

 The Company and Predecessor  have been  principally  devoted to  organizational
 activities,   raising  capital,   marketing,   building  a  sales  network  and
 negotiating provider agreements.

 NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 [1] Cash and cash equivalents:

 Cash and cash equivalents include cash on hand, demand deposits and all highly liquid investments with a maturity of three months or less at the time of purchase.

 [2] Property and equipment:

 Property and equipment are recorded at cost. Depreciation and amortization are being provided on the straight-line method over the estimated useful lives of the assets. Equipment is depreciated over periods ranging from five to seven years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life.

 Equipment under capital leases is recorded at the lesser of the present value of the lease payments or fair value of the equipment. Such equipment is amortized on a straight-line basis over the shorter of the lease term or its estimated useful life.

 HEALTHCORE MEDICAL SOLUTIONS, INC.
 Successor to MegaVision, L.C.
 (a development stage company)

 Notes to Financial Statements
 September 30, 1997

 NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 [3] Management estimates:

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 [4] Net loss per share:

 Net loss per share was computed based upon the weighted average number of shares of common stock outstanding during each year presented excluding 900,000 shares placed in escrow (see Note D). Those escrowed shares are common stock equivalents for purposes of calculating earnings per share. Since in 1996 and 1997, certain shares of common stock and common stock equivalents were issued at less than the price of the shares in the Company's initial public offering, all such shares of common stock have been included in the calculation of the weighted average shares outstanding for each year presented using the treasury stock method based on the initial public offering price, pursuant to the requirements of the Securities and Exchange Commission. Upon the Company exceeding certain income levels or the common stock exceeding certain market prices per share, some or all of the common shares held in escrow are to be released (see Note M).

 On October 17,1997, the Company repaid bridge notes described in Note H with a portion of the proceeds of its initial public offering of stock. Had the bridge notes not been initiated in 1997 and had the Company issued common stock instead, the net loss per share for the year ended September 30, 1997 would have been $3.12 based upon an additional weighted average number of shares outstanding for the year ended September 30, 1997 of 430,966.

 [5] Stock-based compensation:

 Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") allows companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net loss had the fair value of the options been expensed. The Company has elected to apply APB 25 in accounting for its employee stock options incentive plans.

 {6] Recently issued accounting standards:

 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which is effective for periods ending after December 15, 1997. Management believes that "basic earnings per share," as defined, for each of the periods included in these financial statements would be substantially the same as the net loss per share amounts included on the statements of operations. Additionally, the "diluted earnings per share," as defined, would be anti-dilutive.

 HEALTHCORE MEDICAL SOLUTIONS, INC.
 Successor to MegaVision, L.C.
 (a development stage company)

 Notes to Financial Statements
 September 30, 1997

 NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 [6] Recently issued accounting standards: (continued)

 Effective October 1, 1996 the Company adopted the provisions of a recently issued accounting standard regarding impairments of long-lived assets ("SFAS No. 121"). SFAS No. 121 requires entities to review long-lived assets and certain identifiable intangibles to be held and used, for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard did not have a significant impact on financial position or results of operations as of and for the period ended September 30, 1997.

 NOTE C - PROPERTY AND EQUIPMENT

 Property and equipment (at cost) as of September 30, 1997 consists of:

          Equipment                                          $196,171
          Leasehold improvements                               46,391
                                                             --------
                                                              242,562
          Less accumulated depreciation and amortization       66,931
                                                             --------
                                                             $175,631
                                                             ========

 In April 1997, the Company acquired equipment under capital leases aggregating $175,865. Depreciation expense on this equipment totaled $17,587 for the year ended September 30, 1997.

 NOTE D - DEFERRED OFFERING COSTS

 As of September 30, 1997, the Company incurred $372,734 of incremental costs in connection with the initial public offering of its common stock. Upon consummation of the offering in October 1997, the deferred offering costs were charged against the gross proceeds of the offering. Additionally, subsequent to September 30, 1997 (i) the Company incurred substantial additional offering costs and (ii) the current shareholders placed 900,000 shares of their common stock into an escrow account on October 14, 1997. Some or all of these shares are to be released upon the Company needing certain performance goals or the stock price exceeding certain targets. If these goals are not met the shares will be canceled. However, should the goals be met, the release of the shares owned by officers, directors and consultants aggregating 432,000 shares of the 900,000 shares in escrow will result in the Company recognizing an additional expense equal to the market value of the shares released. A total of 400,000 shares of common stock held in escrow are to be released if either (a) the Company's minimum pretax income, as defined, equals or exceeds $3,800,000 for the year ending September 30, 1998, $5,500,000 for the year ending September 30, 1999 or $7,500,000 for the year ending September 30, 2000 or (b) the average closing price of the common stock equals or exceeds $12.50 per share for a 30 trading day period in the 18-month period beginning with the consummation of the IPO or $16.50 per share for 30 trading days in the period beginning after 18 months after the consummation of the IPO and ending 36 months after the IPO. All shares of common stock held in escrow are to be released if either (a) the Company's minimum pretax income, as defined, equals or exceeds $4,600,000 for the year ending September 30, 1998, $6,600,000 for the year ending September 30, 1999 or $9,000,000 for the year ending September 30, 2000 or (b) the average closing price of the common stock equals or exceeds $15.00 per share for a 30 trading day period in the 18 month period beginning with the consummation of the IPO or $18.00 per share for 30 trading days in the period beginning after 18 months after the consummation of the IPO and ending 36 months after the IPO.

 HEALTHCORE MEDICAL SOLUTIONS, INC.
 Successor to MegaVision, L.C.
 (a development stage company)

 Notes to Financial Statements
 September 30, 1997

 NOTE E - RELATED PARTY TRANSACTIONS

 During the year ended September 30, 1996, the Company entered into an agreement to purchase certain software. The purchase price was $37,500 plus the issuance of 102,000 shares of the Company's Class A common stock. The cost of the acquired software was immediately expensed based on the Company's intention to distribute to providers certain software at no charge in conjunction with its discount programs. An employment agreement was executed with the software developer which was subsequently canceled.

 During the year ended September 30, 1997, stockholders loaned the Company $160,553. Interest expense, at rates ranging from 8.5% to 11 % per annum, aggregated $2,231. Additionally, beginning in November 1996, the Company has rented office space for $1,000 per month from an affiliate of the chairman.

 In February 1997, a minority stockholder agreed to cancel a consulting agreement with the Company in exchange for a $17,000 noninterest bearing note, due and paid in March 1997 and a $60,000 note bearing interest at 8.5% per annum. As of September 30, 1997 there was no remaining balance outstanding.

 From April through June 1997, the Company loaned $37,200 to a former officer. Loans totaling $7,200 were due in August 1997 with interest at 8% per annum. The remaining $30,000 note was amended in August 1997 and is due in monthly installments of $750 from March 1998 through February 1999 and the remaining balance plus any unpaid interest is due in March 1999. This loan bears interest at 10% per annum. All of these loans are collateralized by 15,000 shares of the Company's Class A common stock. Prepaid expenses and other current assets includes $7,200 of such balance, and the remaining $29,579 is included in other assets.

 NOTE F - OBLIGATION UNDER CAPITAL LEASE

 In April 1997, the Company entered into an obligation under a capital lease, with an affiliate of a stockholder, due in monthly installments of $6,472, including imputed interest at 25%, through January 2000. The following are the minimum future lease payments:

              Year Ending
              September 30,
              -------------
               1998                                             $ 77,664
               1999                                               77,664
               2000                                               25,888
                                                                --------
                                                                 181,216
         Less amount representing interest                        45,029
                                                                --------
         Present value of net minimum lease payments             136,187
         Less present value of net minimum lease payments
           due within one year                                    48,917
                                                                --------
                                                                $ 87,270
                                                                ========

 Interest expense for the year ended September 30, 1997 aggregated $12,099.

 NOTE G - NOTES PAYABLE - BANK

 As of September 30, 1997, the Company has loans outstanding bearing interest between 7% and 11%. The loans are collateralized by a life insurance policy or certificates of deposit of stockholders of the Company and mature through November 1997.

 HEALTHCORE MEDICAL SOLUTIONS, INC.
 Successor to MegaVision, L.C.
 (a development stage company)

 Notes to Financial Statements
 September 30, 1997

 NOTE H - NOTES PAYABLE - BRIDGE UNITS

 In February and March 1997, the Company sold 46 Bridge Units, each consisting of a $50,000,10% subordinated note and warrants to purchase 25,000 shares of Class A common stock. The notes (aggregating $2.3 million principal amount) were paid from the proceeds of the IPO in October 1997. Effective with the IPO, the warrants were converted into IPO warrants. The Company received $1,964,154, net of offering costs, in the Bridge Unit offering. One Bridge Unit was purchased by the chairman of the board and his wife and one-half of one Bridge Unit was purchased by a director, on the same terms as the other Bridge Units.

 The Company valued the warrants at $310,500. Accordingly, additional paid-in capital has been credited with $305,677 which represents the value of the warrants less the allocable portion of the offering costs. The short-term note has been discounted by the value of the warrants and the offering costs. The discount is being amortized as additional interest expense from the date of issuance to October 1997, when these notes were repaid.

 NOTE I - CAPITAL DEFICIENCY

 [1] Issuance of Class A common stock:

 The Company had entered into a financing arrangement with DHF International, Inc. ("DHF") which represented two short-term notes secured by computer equipment owned by the Company. The notes, originally due September 24, 1996 and February 28, 1997, were restructured in October 1996. Under the restructuring agreement the collateral remained the same, however, the Company was obligated to pay DHF $50,000. The payment terms were $20,000 on December 1, 1996, and $10,000 on each of January 1, 1997, February 1, 1997 and March 1, 1997. However, subsequently DHF canceled the Company's obligation to pay and transferred all rights, title and interest in the computer equipment to the Company, in exchange for 24,000 shares of the Company's Class A common stock and a right of first refusal with respect to the leasing of equipment to the Company.

 In February 1997, the Company issued an assignee of M.K.D. Capital Corp. ("M.K.D."), 132,000 shares of Class A common stock for total consideration of $149,160. The shares were valued at their fair value at the date of issuance. M.K.D. paid $3,850 in cash, and the remaining $145,310 has been charged to operations for services rendered.

 [2] Issuance of Class B common stock:

 In November 1996, the Company entered into an agreement to issue 216,000 shares of Class B common stock for $6,300 to the chairman of the board of directors. The Company valued these shares at $233,280, their estimated fair value at the date of issuance, and charged $226,980 to operations as compensation in the year ended September 30, 1997.

 HEALTHCORE MEDICAL SOLUTIONS, INC.
 Successor to MegaVision, L.C.
 (a development stage company)

 Notes to Financial Statements
 September 30, 1997

 NOTE I - CAPITAL DEFICIENCY (CONTINUED)

 [3] Issuance of warrants:

 In September 1997, the Company granted warrants to purchase 284,000 shares of Class A Common Stock to its Chairman of the Board and Chief Executive Officer. The warrants are exercisable at $1.00 per share and expire in September 2007. The Company valued these warrants at $416,922, the estimated fair market value of the warrants at the date of grant and incurred a noncash charge to operations of $416,922. Of the 284,000 shares, 142,000 are immediately exercisable and the remaining 142,000 will become exercisable upon the Company meeting certain performance goals or the stock price exceeding certain targets. If these targets are not met the warrants will be canceled. However, should the goals be met, the Company will recognize an additional expense equal to the fair market value of the portion of the warrants subject to such targets. The warrants will become exercisable if either (a) the Company's minimum pretax income, as defined, equals or exceeds $3,800,000 for the year ending September 30, 1998, $5,500,000 for the year ending September 30, 1999 or $7,500,000 for the year ending September 30, 2000 or (b) the average closing price of the common stock equals or exceeds $12.50 per share for a 30 day trading period in the 18-month period beginning with the consummation of the IPO or $16.50 per share for 30 trading days in the period beginning after 18 months after the consummation of the IPO to 36 months after the IPO.

 [4] Stock option plan:

 In 1997, the Company adopted a stock option plan under which 200,000 shares of Class A common stock are reserved for issuance upon exercise of either incentive or nonincentive stock options which may be granted from time to time by the board of directors to employees and others. In May and July 1997, the Company granted options to purchase 57,500 shares of Class A common stock at $5 per share. The options become exercisable during the period from August 1997 through July 2000 and expire between May through July 2007.

 The fair value of each option granted has been estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions; no dividend yield, expected volatility of 40%, risk-free interest rate of 6.75%, and expected lives of approximately 10 years. The fair value of options granted during 1997 were $1.20 per share.

 The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between fair value of the underlying common stock and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on 1996 pro forma net loss and loss per share is not necessarily representative of the effect on reported net income in future years due to, among other things (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and net loss per share in 1997 would have been approximately $(3,311,000) and $(8.97), respectively.

 HEALTHCORE MEDICAL SOLUTIONS, INC.
 Successor to MegaVision, L.C.
 (a development stage company)

 Notes to Financial Statements
 September 30, 1997

 NOTE I - CAPITAL DEFICIENCY (CONTINUED)

 The following table summarizes information about stock options outstanding as of September 30, 1997:

                  Options Outstanding                      Options Exercisable
             ----------------------------               ------------------------
                Number          Weighted                   Number
              Outstanding       Average      Weighted    Exercisable    Weighted
                 as of         Remaining     Average       as of         Average
   Exercise   September 30,   Contractual    Exercise   September 30,   Exercise
    Price        1997            Life         Price         1997          Price
    -----        ----            ----         -----         ----          -----
    $5.00       57,500           9.71         $5.00        13,000        $5.00

 [5] Shares reserved for issuance:

 The Company has reserved 3,834,000 shares of its Class A common stock for issuance upon exercise of the outstanding warrants and options, including warrants issued in connection with the IPO.

 [6] Common and preferred stock:

 The shares authorized aggregate 19,784,000 shares of Class A common stock, 216,000 shares of Class B common stock and 5,000,000 shares of preferred stock all with $.01 par value. The Class A and Class B shares of common stock are substantially identical except that the Class A common stockholders have the right to cast one vote per share and the Class B common stockholders have the right to cast have votes per share. Class B shares automatically convert to Class A shares on a one-for-one basis upon (i) the sale, gift or transfer, (ii) death of the original stockholder, (iii) termination of employment of the stockholder by the Company or (iv) if, for the year ended September 30, 1999, the minimum pretax income, as defined, is less than $1,000,000 or if, for any subsequent year through September 3O, 2002, the Company's minimum pretax income does not equal or exceed 110% of the prior year's minimum pretax income.

 NOTE J - INCOME TAXES

 The Company, prior to March 1997, was a limited liability company and was not subject to income taxes; however the Company's income or loss was required to be recognized by the members and taxed on their individual income tax returns. Accordingly, the losses incurred through February 1997 are not available to offset the Company's future taxable income, if any.

 The Company's deferred tax asset as of September 30, 1997 represents a benefit from net operating loss carryforwards of $827,000 which is reduced by a valuation allowance of $827,000 since the future realization of such tax benefit is not presently determinable.

 As of September 30, 1997, the Company has a net operating loss carryforward of approximately $2,433,000 expiring in 2012. As a result of the IPO, usage of this net operating loss carryforward is limited to approximately $789,000 per year.

 HEALTHCORE MEDICAL SOLUTIONS, INC.
 Successor to MegaVision, L.C.
 (a development stage company)

 Notes to Financial Statements
 September 30, 1997

 NOTE J - INCOME TAXES (CONTINUED)

 The difference between the statutory federal income tax rate applied to the Company's net loss and the Company's effective income tax rate for the year ended September 30, 1997 is summarized as follows:

           Statutory federal income tax rate                   34.0%
           Loss available to members                           (6.1)
           Compensation charge                                 (2.4)
           Increase in valuation allowance                    (25.5)
                                                               ----
           Effective income tax rate                            0.0%
                                                               ====

 NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

 The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts payable, notes payable to bank and other current liabilities approximate fair value as of September 30, 1997 because of the short maturity of these financial instruments. The fair value estimates were based on information available to management as of September 30, 1997.

 NOTE L - COMMITMENTS AND OTHER MATTERS

 [1] Operating leases:

 The Company leases office space and equipment under operating leases with initial or remaining terms of one year or more expiring through October 2001. Certain leases obligate the Company for property taxes, insurance and maintenance. Future minimum rental payments (including maintenance costs) under these leases are as follows:

                 Year Ending
                September 30,
                -------------
                    1998                                 $102,393
                    1999                                   93,416
                    2000                                   61,970
                    2001                                    4,971
                                                         --------
                                                         $262,750
                                                         ========

 Rent expense inclusive of taxes, maintenance and insurance, aggregated $78,000 for the year ended September 30, 1997 and $43,312 for the year ended September 30, 1996.

 In May 1997, the Company entered into an operating equipment lease which requires, among other things, a $70,000 initial payment and, until certain covenants are met, an $85,000 irrevocable stand-by letter of credit. As of September 30, 1997, the lease has commenced. The initial $70,000 payment is included in other assets and will be amortized over the lease term. The standby letter of credit is secured by an $85,000 certificate of deposit reported as "restricted cash".

 HEALTHCORE MEDICAL SOLUTIONS, INC.
 Successor to MegaVision, L.C.
 (a development stage company)

 Notes to Financial Statements
 September 30, 1997

 NOTE L - COMMITMENTS AND OTHER MATTERS (CONTINUED)

 [2] Broker agreement:

 In October 1996, the Company entered into an agreement with M.K.D. which was modified January 16, 1997, that provides for M.K.D. to introduce the Company to businesses that may be interested in either purchasing products or services from the Company or providing services under the HealthCare Solutions Card. In the event the introductions lead to the purchase of the Company's products, M.K.D. will receive a commission equal to 3% of gross payments. Gross payments shall mean payments collected by or on behalf of any business contact for any of the Company's products, less any direct manufacturing costs incurred by the Company in the production of such products and any broker's commissions payable. In addition, in connection with the January 1997 modification, the Company issued 132,000 shares of Class A common stock to M.K.D.'s assignee for $3,850 (see Note I[1]).

 NOTE M - SUBSEQUENT EVENT

 In October and November 1997, the Company, in its initial public offering sold 2,024,000 units of one share of Class A common stock and one warrant to purchase one share of Class A common stock at $6.50, expiring October 2002. Proceeds from the IPO, net of expenses of $1,745,000, approximated $8,375,000. In connection with the IPO, the underwriter was granted an option to purchase up to 176,000 units at $6.00 per unit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 24, 1997                   HEALTHCORE MEDICAL SOLUTIONS, INC.

                                           By:  /s/ Neal J. Polan
                                              ----------------------------------
                                                 Neal J. Polan
                                                 Chairman and Chief Executive
                                                 Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacity and as of the date indicated.

          Name                          Title                        Date

/s/ Neal J. Polan              Chairman of the Board          December 24, 1997
------------------------       and Chief Executive Officer
Neal J. Polan                  (principal executive officer)


/s/ James H. Steinheider       Chief Operating Officer and    December 24, 1997
------------------------       Chief Financial Officer
James H. Steinheider           (principal financial
                               and accounting officer)


/s/ Eli Levitin                Director                       December 24, 1997
------------------------
Eli Levitin


/s/ Norman H. Werthwein        Director                       December 24, 1997
------------------------
Norman H. Werthwein