Form 10QSB
period 1997-12-31
HEALTHCORE MEDICAL SOLUTIONS INC
filed 1998-02-13
CIK 1035789

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 1997

                                       or

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934, FOR THE TRANSITION PERIOD FROM ______ to _______

                           Commission File No. 0-22947

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 43-1771999
    ------------------------------                ---------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification Number)

11904 BLUE RIDGE BOULEVARD, GRANDVIEW, MISSOURI           64030
-----------------------------------------------         ----------
  (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (816) 763-4900


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days.  YES [X]     NO [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of February 12, 1998, 3,008,000 shares of Class A Common Stock, $.01 par value, and 216,000 shares of Class B Common Stock, $.01 par value, of the registrant were issued and outstanding.

Transitional Small Business Disclosure Format (check one):
   Yes [_]       No [X]

================================================================================




                                                         TABLE OF CONTENTS

 ITEM                                                                                                          PAGE
 ----                                                                                                          ----

                                                               PART I
                                                        FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                  Balance Sheet as of December 31, 1997...................................................        3
                  Statement of Operations for the quarters ended December 31, 1997 and 1996...............        4
                  Statement of Cash Flows for the quarters ended December 31, 1997 and 1996...............        5
                  Notes to the Financial Statements.......................................................        6

Item 2.  Management's Discussion and Analysis.............................................................       10


                                                               PART II
                                                          OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........................................................       12

Item 6.  Exhibits and Reports on Form 8-K.................................................................       13

SIGNATURES ...............................................................................................       14



                                        HEALTHCORE MEDICAL SOLUTIONS, INC.
                                           Successor to MegaVision, L.C.

                                                   BALANCE SHEET
                                                    (unaudited)
                                                                                              December 31, 1997
                                                                                              -----------------
ASSETS
Current assets:

     Cash and cash equivalents ..............................................................     $5,726,337
     Prepaid expenses and other current assets ..............................................        154,539
                                                                                                  ----------
           Total current assets .............................................................      5,880,876
                                                                                                  ----------

Property and equipment, net .................................................................        205,318
Other assets ................................................................................          1,070
                                                                                                  ----------
                                                                                                     206,388
                                                                                                  ----------
                                                                                                  $6,087,264
                                                                                                  ==========
LIABILITIES
Current liabilities:

     Accounts payable and accrued expenses ..................................................     $   94,515
     Current portion of obligation under capital lease ......................................         52,044
                                                                                                  ----------
           Total current liabilities ........................................................        146,559
Obligation under capital lease ..............................................................         73,026
                                                                                                  ----------
           Total Liabilities ................................................................        219,585
                                                                                                  ----------

Commitments and other matters ...............................................................           --

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value; authorized 5,000,000 shares
Common stock, $.01 par value:

     Class A, authorized, 19,784,000 shares; issued and outstanding 3,008,000 shares ........         30,080
     Class B, authorized, 216,000 shares; issued and outstanding 216,000 shares .............          2,160
     Additional paid-in capital .............................................................     10,747,282
     Deficit accumulated during the development stage .......................................     (4,911,843)
                                                                                                  ----------
           Total shareholders' equity .......................................................      5,867,679
                                                                                                  ----------
                                                                                                  $6,087,264
                                                                                                  ==========

See notes to financial statements

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          Successor to MegaVision, L.C.

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                       Three Months Ended
                                            December 31, 1997  December 31, 1996
                                            -----------------  -----------------

Sales ........................................   $  13,916          $       0
Cost of sales ................................       9,238                  0
                                                 ---------          ---------
Gross margin .................................       4,678                  0
                                                 ---------          ---------
S, G & A expenses:
     Selling and marketing ...................      83,166             52,236
     General and administrative ..............     277,986            457,232
                                                 ---------          ---------
Total S, G & A expenses ......................     361,152            509,468
                                                 ---------          ---------
Net (loss) from operations ...................    (356,474)          (509,468)

Non-operating income (expense):
     Interest income .........................      62,555                  0
     Interest expense ........................     (49,643)            (5,748)
                                                 ---------          ---------
Total non-operating income (expense): ........      12,912             (5,748)
                                                 ---------          ---------
Net loss .....................................   ($343,562)         ($515,216)
                                                 =========          =========
Net loss per share:
     Basic ...................................   ($   0.18)         ($   1.85)
     Diluted .................................                      ($   1.31)
                                                                    =========
Weighted average number of shares outstanding:
     Basic ...................................   1,938,529            278,467
                                                 =========          =========
     Diluted .................................                        392,067
                                   `                                =========

See notes to financial statements

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          Successor to MegaVision, L.C.

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                           Three Months Ended
                                                                                 December 31, 1997       December 31, 1996
                                                                                 -----------------       -----------------
Cash flows used for operating activities:
     Net loss ...................................................................   ($  343,562)           ($515,216)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
           Depreciation and amortization ........................................        13,514                8,290
           Amortization of discount on notes payable-bridge units ...............        31,764
           Common stock issued for services .....................................                            226,980
     Changes in:
           Prepaid expenses and other assets ....................................       (45,410)               1,649
           Accounts payable and accrued expenses ................................      (451,407)             200,885
           Other liabilities ....................................................         2,419
                                                                                    -----------            ---------
                Net cash used in operating activities ...........................      (792,682)             (77,412)
                                                                                    -----------            ---------

Cash flows from investing activities:
     Acquisition of property and equipment ......................................       (43,201)                   0
                                                                                    -----------            ---------

Cash flows from financing activities:
     (Decrease) in bank overdraft ...............................................                             (9,914)
     Decrease in restricted cash ................................................        85,000
     Net proceeds from private stock transactions ...............................                              6,300
     Net proceeds from initial public offering ..................................     8,747,714
     Principal payments on notes payable - bridge units .........................    (2,300,000)
     Changes in notes payable - banks ...........................................      (103,600)              61,674
     Principal payments on obligation under capital lease .......................       (14,244)
     Changes in notes payable - related parties .................................                             30,083
                                                                                    -----------            ---------
                Net cash provided by financing activities .......................     6,414,870               88,143
                                                                                    -----------            ---------
Net increase in cash and cash equivalents .......................................     5,578,987               10,731

Cash and cash equivalents - beginning of period .................................       147,350                    0
                                                                                    -----------            ---------
Cash and cash equivalents - end of period .......................................   $ 5,726,337            $  10,731
                                                                                    ===========            =========


Supplemental disclosure of cash flow information:
      Cash paid for:

           Interest .............................................................   $   155,300            $   2,679

See notes to financial statements

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          Successor to MegaVision, L.C.
                          Notes to Financial Statements
                                December 31, 1997
                                   (unaudited)

                 NOTE A - THE COMPANY AND BASIS OF PRESENTATION

General

These financial statements have been prepared by HealthCore Medical Solutions, Inc. ("HealthCore" or the "Company") in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and the statement of cash flows for the periods presented.

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's September 30, 1997 audited financial statements filed on Form 10-KSB with the Securities and Exchange Commission on December 29, 1997. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

HealthCore was organized as a Delaware corporation in February 1997 as a business successor to MegaVision, L.C. ("MegaVision"). The Company is a early stage enterprise organized to develop, market and administer a health care benefit services program which is designed to enable participants ("Members") to obtain discounts on purchases of ancillary health care products and services through certain networks ("Networks") of health care providers ("Providers"). The Networks with which the Company currently maintains contracts comprise an aggregate of approximately 67,000 participating Providers of eye care, dental, hearing, pharmacy, physical and occupational therapy and chiropractic benefits throughout the United States. Members can access the Networks through the use of a discount membership card (the "HealthCare Solutions Card"). The HealthCare Solutions Card is currently being marketed, directly and through independent brokers, insurance agents and consumer marketing organizations, to individuals and to employers, health maintenance organizations and businesses and other associations who may either purchase the HealthCare Solutions Card for, or offer it to, their employees or members.

In February 1997, MegaVision, L.C., a Missouri limited liability company in the development stage, merged into HealthCore. In conjunction with the merger, 1,100 member units of MegaVision were exchanged for 708,000 shares of Class A common stock of HealthCore and 600 member units of MegaVision were exchanged for 360,000 shares of Class B common stock of HealthCore. The business of the Company was conducted by MegaVision from June 1, 1995 to February 19, 1997. The merger described above has been accounted for in a manner similar to a pooling of interests and, except as otherwise indicated or where the context otherwise requires, the information set forth in these financial statements has been adjusted to give retroactive effect to the reorganization.

HealthCore and MegaVision have been principally devoted to organizational activities, raising capital, marketing, building a sales network and negotiating provider agreements.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] CASH AND CASH EQUIVALENTS:

Cash and cash equivalents include cash on hand, demand deposits and all highly liquid investments with a maturity of three months or less at the time of purchase.

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          Successor to MegaVision, L.C.
                          Notes to Financial Statements
                                December 31, 1997
                                   (unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[2] MANAGEMENT ESTIMATES:

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

[3] REVENUE AND COST OF SALE RECOGNITION:

All monthly and single annual payment sales and their corresponding expenses, including the costs of issuance of HealthCare Solutions Cards, sales commissions, provider fees and a provision for cancellations from potential guarantee-related refunds incurred by the Company at the time of sale, are recognized in the monthly period for which the card sale is billed.

The Company currently offers a full money-back guarantee to Members who, after the first full year of enrollment, are not satisfied with the HealthCare Solutions Card. The Company intends to establish reserves therefor.

[4] PROPERTY AND EQUIPMENT:

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

[5] NET LOSS PER SHARE:

Net loss per share was computed based upon the weighted average number of shares of common stock outstanding during each year presented, excluding 900,000 shares placed in escrow. Those escrowed shares are common stock equivalents for purposes of calculating earnings per share. Upon the Company exceeding certain income levels or the common stock exceeding certain market prices per share, some or all of the common shares held in escrow are to be released. Since in 1996 and 1997, certain shares of common stock were issued at less than the price of the shares in the Company's initial public offering (the "IPO") and warrants which are exercisable at a price less than the price of the shares in the Company's IPO, all such shares of common stock and shares issuable upon the exercise of the warrants have been included in the calculation of the weighted average shares outstanding for the quarter ended December 31, 1996 for basic loss per share and diluted loss per share, respectively, using the treasury stock method based on the IPO price pursuant to the requirements of the Securities and Exchange Commission. (see Note F).

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          Successor to MegaVision, L.C.
                          Notes to Financial Statements
                                December 31, 1997
                                   (unaudited)

NOTE C - NOTES PAYABLE - BRIDGE UNITS

In February and March 1997, the Company sold 46 Bridge Units, each consisting of
(i) a $50,000 10% subordinated note and (ii) warrants to purchase 25,000 shares of Class A common stock. The notes, aggregating $2.3 million in principal amount and $142,979 in accrued interest, were repaid on October 17, 1997 from the proceeds of the IPO. Concurrently with the IPO, the warrants were converted into IPO warrants. The Company received $1,964,154, net of offering costs, in the Bridge Unit offering. One Bridge Unit was purchased by the Chairman of the Board and his wife and one-half of one Bridge Unit was purchased by a director, on the same terms as the other Bridge Units.

The Company valued the warrants at $310,500. Accordingly, additional paid-in capital has been credited with $305,677 which represents the value of the warrants less the allocable portion of the offering costs. The short-term notes were discounted by the value of the warrants and the offering costs. The discount was amortized as additional interest expense from the date of issuance to October 17, 1997, when these notes were repaid.

NOTE D - CAPITAL STOCK

[1] ISSUANCE OF CLASS B COMMON STOCK:

     In November 1996, Megavision, L.C. entered into an agreement to issue 360 member units (which member units were exchanged for 216,000 shares of the Company's Class B common stock in February 1997) for $6,300 to the Chairman of the Board and Chief Executive Officer of the Company. The Company valued these shares at $233,280, their estimated fair value at the date of issuance, and charged $226,980 to operations as compensation in the quarter ended December 31, 1996.

[2] ISSUANCE OF WARRANTS:

     In September 1997, the Company granted warrants to purchase 284,000 shares of Class A Common Stock to its Chairman of the Board and Chief Executive Officer. The warrants are exercisable at $1.00 per share and expire in September 2007. The Company valued these warrants at $416,922, the estimated fair market value of the warrants at the date of grant and incurred a noncash charge to operations of $416,922 on such date. Of the 284,000 warrants granted, 142,000 are immediately exercisable and the remaining 142,000 will become exercisable if either (a) the Company's minimum pretax income, as defined, equals or exceeds $3,800,000 for the fiscal year ending September 30, 1998, $5,500,000 for the fiscal year ending September 30, 1999 or $7,500,000 for the fiscal year ending September 30, 2000 or (b) the average closing price of the common stock equals or exceeds $12.50 per share for a 30 day trading period in the 18-month period beginning with the consummation of the IPO or $16.50 per share for 30 trading days in the period beginning after 18 months after the consummation of the IPO to 36 months after the IPO. If these targets are not met, the 142,000 conditional warrants will be canceled. However, should the goals be met, the Company will recognize an additional expense equal to the fair market value of the portion of the warrants subject to such targets.

[3] STOCK OPTION PLAN:

In 1997, the Company adopted a stock option plan under which 200,000 shares of Class A common stock are reserved for issuance upon exercise of either incentive or non-incentive stock options which may be granted from time to time by the board of directors to employees and others. In May and July 1997, the Company granted options to purchase 57,500 shares of Class A common stock at $5.00 per share. The options become exercisable during the period from August 1997 through July 2000 and expire in February 2007.

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          Successor to MegaVision, L.C.
                          Notes to Financial Statements
                                December 31, 1997
                                   (unaudited)

[4] SHARES RESERVED FOR ISSUANCE:

The Company has reserved 3,849,000 shares of its Class A common stock for issuance upon exercise of the outstanding warrants and options, including warrants issued in connection with the IPO.

[5] COMMON AND PREFERRED STOCK:

The shares authorized aggregate 19,784,000 shares of Class A common stock, 216,000 shares of Class B common stock and 5,000,000 shares of preferred stock all with $.01 par value. The Class A and Class B shares of common stock are substantially identical except that the Class A common stockholders have the right to cast one vote per share and the Class B common stockholder has the right to cast five votes per share. Class B shares automatically convert to Class A shares on a one-for-one basis upon (i) the sale, gift or transfer, (ii) death of the original stockholder thereof, (iii) termination of employment of the stockholder by the Company for any reason or (iv) if, for the year ended September 30, 1999, the minimum pretax income, as defined, is less than $1,000,000 or if, for any subsequent year through September 30, 2002, the Company's minimum pretax income does not equal or exceed 110% of the prior year's minimum pretax income.

NOTE E - INCOME TAXES

The Company's deferred tax asset as of September 30, 1997 represented a benefit from net operating loss carryforwards of $827,000 which has been reduced by a valuation allowance of $827,000 since the future realization of such tax benefit is not presently determinable. As of September 30, 1997, the Company had a net operating loss carryforward of approximately $2,433,000 expiring in 2012. As a result of the IPO, usage of this net operating loss carryforward is limited to approximately $789,000 per year.

NOTE F - INITIAL PUBLIC OFFERING

     In October and November 1997 the Company, in its IPO, sold an aggregate of 2,024,000 units at a unit price of $5.00. Each unit consisted of one share of Class A common stock and one warrant to purchase one share of Class A common stock at $6.50, expiring October 2002. Proceeds from the IPO, net of expenses of $1,745,000, approximated $8,375,000. Of the expenses incurred in the IPO, approximately $372,000 was recorded in the year ended September 30, 1997. Additionally, in connection with the IPO, the underwriter was granted an option to purchase up to 176,000 units at $6.00 per unit.

     In conjunction with its IPO, the pre-IPO stockholders placed 900,000 shares of their common stock into an escrow account. Some or all of these shares are to be released upon the Company meeting certain performance goals or the stock price exceeding certain targets. If these goals are not met the shares will be canceled. However, should the goals be met, the release of the shares owned by officers, directors and consultants aggregating 432,000 shares of the 900,000 shares in escrow will result in the Company recognizing an additional expense equal to the market value of the shares released. A total of 400,000 shares of common stock held in escrow are to be released if either (a) the Company's minimum pretax income, as defined, equals or exceeds $3,800,000 for the year ending September 30, 1998, $5,500,000 for the year ending September 30, 1999 or $7,500,000 for the year ending September 30, 2000 or (b) the average closing price of the common stock equals or exceeds $12.50 per share for a 30 trading day period in the 18-month period beginning with the consummation of the IPO or $16.50 per share for 30 trading days in the period beginning after 18 months after the consummation of the IPO and ending 36 months after the IPO. All shares of common stock held in escrow are to be released if either (a) the Company's minimum pretax income, as defined, equals or exceeds $4,600,000 for the year ending September 30, 1998, $6,600,000 for the year ending September 30, 1999 or $9,000,000 for the year ending September 30, 2000 or (b) the average closing price of the common stock equals or exceeds $15.00 per share for a 30 trading day period in the 18 month period beginning with the consummation of the IPO or $18.00 per share for 30 trading days in the period beginning after 18 months after the consummation of the IPO and ending 36 months after the IPO.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Statements in this Form 10-QSB that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" in the Company's Form 10-KSB for the year ended September 30, 1997 and including, in particular, risks relating to the early stage of the Company and its products; the commercialization of the Company's products, such as uncertain market acceptance, limited marketing capabilities, competition and other risks; risks relating to product launches, if any, and managing growth; government regulation; and dependence on third parties.

GENERAL

     The Company is a early stage enterprise organized to develop, market and administer a health care benefit services program which is designed to enable Members to obtain discounts on purchases of ancillary health care products and services through Networks of health care providers with which the Company has executed provider agreements. The Company's initial revenues, substantially all of which have been received in the quarter ended December 31, 1997, have been derived principally from the receipt of annual or monthly enrollment fees paid by or on behalf of Members for the right to obtain discounts at the point of purchase from providers in the Networks. The Company currently anticipates that a significant portion of its future revenue will be received in the form of monthly bank drafts and monthly payroll deductions made by employers on behalf of their employees. Accordingly, all monthly payment sales and their corresponding expenses, including sales commissions and provider fees, will be recognized in the monthly periods for which they are billed. However, since the initial cost of delivering the cards to the Company's customers will be incurred and expensed in the first month, the gross profit associated with each new individual card issued will be lower in the month of issuance than in the remaining eleven months prior to the card's expiration date. In addition, since all renewal cards will be subject to the same costs of issuance, this twelve month pattern of lower gross profits in the first month will likely continue for any renewal periods.

      In those instances when a sale of the Company's HealthCare Solutions Card is collected as a single annual fee, the Company recognizes all of its single payment sales in the period in which the card is delivered, since all of the expenses resulting from the purchase of an annual card, including the costs of issuance, sales commissions, provider fees and a provision for cancellations from potential guarantee-related refunds, are incurred by the Company at the time of sale. The Company incurs only nominal additional direct costs associated with each cardholder in the following eleven months due to the fact that under all of its provider network contracts, each provider is obligated to continue to provide discounts to all cardholders until the annual card expires, even if the provider network contract has been terminated. The Company also currently offers a full money-back guarantee to Members who, after the first full year of enrollment, are not satisfied with the HealthCare Solutions Card and the Company intends to establish reserves therefor.

      From its inception through September 30, 1997, the Company's primary activities consisted of (i) designing and developing a network administration system to facilitate data processing and enhance its customer service capabilities, (ii) negotiating contracts with Networks of Providers, (iii) organizing a marketing force to market the HealthCare Solutions Card and (iv) test marketing. The Company has only recently begun to market the HealthCare Solutions Card and has primarily focused its initial marketing efforts in the states of Illinois, Indiana, Missouri and Texas. There can be no assurance that the Company will successfully maintain or expand the Networks and/or market the HealthCare Solutions Card.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

      QUARTERS ENDED DECEMBER 31, 1996 AND 1997. Operating revenues for the quarter ended December 31, 1997 (the "1997 Quarter") were approximately $14,000 compared to $0 for the quarter ended December 31, 1996 (the "1996 Quarter"). This revenue is the result of the Company's recent initiation of sales and marketing activities and the resultant sales of the HealthCare Solutions Card to cardholders who purchased a HealthCare Solutions Card during the 1997 Quarter.

     Selling, general and administrative expenses decreased by 29% from approximately $509,000 in the 1996 Quarter to approximately $361,000 in the 1997 Quarter primarily as a result of a non-recurring, non-cash charge in 1996 of approximately $227,000 relating to the fair market value adjustment of 216,000 shares of Class B common stock issued to the Chairman of the Board of the Company, net of an increase of approximately $79,000 in (i) professional fees;
(ii) certain other expenses, primarily marketing, incurred in connection with the development of the HealthCare Solutions Card and (iii) an increase in the number of management-level, marketing and sales employees at the Company.

     Interest expense increased from approximately $6,000 in the 1996 Quarter to approximately $50,000 in the 1997 Quarter primarily as a result of (i) accrued interest of approximately $9,000 recorded on certain notes (the "Bridge Notes") issued in a bridge financing completed in February and March 1997 (the "Bridge Financing"), (ii) accretion of the discount related to the Bridge Financing of approximately $32,000 and (iii) an increase of approximately $3,000 related to various other borrowings by the Company. Interest income increased by approximately $63,000 primarily as a result of short term investments of the balance of proceeds received by the Company from the Bridge Financing and the net proceeds received by the Company from the completion of its initial public offering in October and November, 1997 (the "IPO").

     Net loss decreased by approximately 33% from approximately $515,000 in the 1996 Quarter to approximately $344,000 in the 1997 Quarter as a result of the foregoing factors. Net loss per share decreased by approximately 90% as a result of the decrease in net loss and the dilutive impact resulting from the completion of the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had a working capital balance of approximately $5,734,000. From its inception through October 14, 1997, the Company funded its activities primarily through loans and capital contributions from principal stockholders and private placements of equity and debt securities.

      In February and March 1997, the Company completed the Bridge Financing which consisted of $2,300,000 principal amount of Bridge Notes bearing interest at an annual rate of 10% and warrants to purchase an aggregate of 1,150,000 shares of Class A Common Stock. The proceeds of the Bridge Financing, which were approximately $1,964,000 (net of $230,000 in commissions and a $69,000 expense allowance paid to the placement agent and other expenses of the private placement) were utilized by the Company for the repayment of certain indebtedness and for working capital purposes, including general and administrative expenses and expenses of the IPO. On October 17, 1997, the Company paid, with a portion of the proceeds of the IPO, approximately $2,443,000 to the holders of the Bridge Notes, which amount represented all of the principal and accrued interest due on the Bridge Notes issued in the Bridge Financing.

      In October and November, 1997, the Company completed the IPO in which it sold to the public 2,024,000 units (including the underwriters' over-allotment option exercised in November 1997) at $5.00 per unit. Each unit consisted of one share of Class A Common Stock and one redeemable Class A Warrant to purchase one share of Class A Common Stock at an exercise price of $6.50, subject to adjustment, at any time until October 2002. The net proceeds from the IPO of approximately $8,375,000 have been, and are being, utilized by the Company for the repayment of the Bridge Financing, certain other indebtedness and for working capital purposes, including general and administrative expenses. The Company intends to use the remaining proceeds of the IPO to implement its business plan, which includes the refinement, sales and marketing of the HealthCare Solutions Card and the possible development of a physician and hospital network. The Company may also seek to acquire or invest in businesses and products that are complementary to those of the Company, although the Company has no present commitments or agreements with respect to any such acquisition or investments.

     The Company expects to continue to incur substantial costs in the near term in connection with sales and marketing activities, all of which is expected to be financed from a substantial portion of the remaining proceeds of the IPO. The Company also expects that general and administrative costs necessary to support the establishment of a sales and marketing organization and other infrastructure will increase in the future. Unless the Company is able to generate significant commercial sales of the HealthCare Solutions Card, the Company will continue to incur operating losses. There can be no assurance that the Company will ever achieve profitable operations.

     The Company believes that its existing resources will provide the necessary liquidity and capital resources to sustain its planned operations for approximately 18 months following the IPO. In the event that the Company's internal estimates relating to its planned expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will likely require substantial additional financing after such time, which financing could be in the form of equity or debt financing or money received in connection with collaborative arrangements that may be entered into in the future. The Company has no commitments for any future financing and there can be no assurance as to the availability or terms of any required additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to significantly curtail its activities or cease operations.

      Release of Escrow Shares. In connection with the IPO, the pre-IPO stockholders of the Company placed, on a pro rata basis, a portion of their shares into escrow pending the Company's attainment of certain earnings thresholds or per share stock price thresholds. The Commission has taken the position with respect to the release of securities from escrow that in the event the Escrow Shares are released from escrow to directors, officers, employees or consultants of the Company, the release will be treated, for financial reporting purposes, as compensation expense to the Company. Accordingly, in the event of the release of the Escrow Shares, the Company will recognize during the period in which the earnings or market price targets are met or become probable of being met, a substantial non-cash charge which would substantially increase the Company's loss or reduce or eliminate earnings, if any, at such time. The amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity. There can be no assurance that the Company will attain the targets which would enable the Escrow Shares to be released from escrow. In addition, a portion of the warrants issued to the Chairman of the Board of Directors will become exercisable only upon the attainment by the Company of certain earnings or market price thresholds. In the event that such warrants become exercisable, the Company will recognize during the period in which the earnings thresholds are probable of being met or such stock levels achieved, an additional non-cash charge to earnings equal to the fair market value of the portion of the warrants subject to such earnings or market price thresholds, which could have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time.

      The recognition of the potential charges to income described above may have a depressive effect on the market price of the Company's securities.


                                     PART II
                                OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The 2,024,000 units of the Company and the underlying securities, consisting of one share of Class A Common Stock and one warrant to purchase one share of Class A Common Stock per unit (the "Units"), issued in the IPO were registered under a registration statement on Form SB-2 (File No. 333-28233) which was declared effective by the Securities and Exchange Commission on October 14, 1997 (the "Registration Statement"). In addition, in connection with the IPO, the Company issued to D.H. Blair Investment Banking Corp., the managing Underwriter in the IPO, options to purchase 176,000 Units which Units and the securities underlying the Units were registered on the Registration Statement. The offering of the securities did not terminate prior to the sale of all of the registered securities. The gross proceeds from the IPO were $10,120,176. The Company paid the underwriters of the IPO, $971,520 in underwriting discounts and commissions and $303,600 for non-accountable expenses. The Company incurred additional expenses related to the IPO of approximately $470,000 and the net proceeds to Company from the IPO were approximately $8,375,000.

         A portion of the net proceeds from the IPO have been used (i) to repay the principal and interest on the Bridge Notes of $2,442,979, of which $52,986 and $26,590 was paid to Neal J. Polan, the Chairman of the Board and Chief Executive Officer of the Company, and Eli Levitin, a director of the Company, as repayment of Bridge Notes held by them, (ii) to purchase equipment in the amount of approximately $43,200 and (iii) for working capital purposes in the amount of approximately $700,000. The remaining portion of the net proceeds from the IPO in the amount of approximately $5,200,000 has been invested in short-term, interest-bearing, investment grade securities.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

        27   Financial Date Schedule

        (b)  Reports on Form 8-K

              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HEALTHCORE MEDICAL SOLUTIONS, INC.


                            By: /s/ Neal J. Polan
                            --------------------------------
                            Neal J. Polan
                            Chairman and Chief Executive Officer


                            By: /s/ James H. Steinheider
                            --------------------------------
                            James H. Steinheider
                            Chief Operating Officer and Chief Financial Officer

Date: February 13, 1997