Form 10QSB
period 1998-03-31
HEALTHCORE MEDICAL SOLUTIONS INC
filed 1998-05-15
CIK 1035789

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934, FOR THE TRANSITION PERIOD FROM _________ to __________

                           Commission File No. 0-22947

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                            43-1771999
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


11904 BLUE RIDGE BOULEVARD, GRANDVIEW, MISSOURI                          64030
-----------------------------------------------                       ----------
    (Address of principal executive offices)                          (Zip Code)


       Registrant's telephone number, including area code: (816) 763-4900

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES [X] NO [_]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

As of May 14, 1998, 3,008,000 shares of Class A Common Stock, $.01 par value, and 216,000 shares of Class B Common Stock, $.01 par value, of the registrant were issued and outstanding.

Transitional Small Business Disclosure Format (check one):
      YES [_]     NO [X]

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----

                                     PART I.
                              FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

            Balance Sheet as of March 31, 1998 ............................    3

            Statement of Operations for the quarter and six months
                ended March 31, 1998 and 1997 .............................    4
            Statement of Cash Flows for the six months
                ended March 31, 1998 and 1997 .............................    5
            Notes to the Financial Statements .............................    6

Item 2. Management's Discussion and Analysis ..............................   10



                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds .........................   13

Item 5. Other Information .................................................   13

Item 6. Exhibits and Reports on Form 8-K ..................................   13

SIGNATURES ................................................................   13

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          Successor to MegaVision, L.C.

                                  BALANCE SHEET
                                   (unaudited)

                                                                  March 31, 1998
                                                                  --------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $  5,204,942
  Prepaid expenses and other current assets                             198,689
                                                                   ------------
     Total current assets                                             5,403,631
                                                                   ------------

Property and equipment, net                                             218,877
Other assets                                                              1,070
                                                                   ------------
                                                                        219,947
                                                                   ------------

     TOTAL                                                         $  5,623,578
                                                                   ============
LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                            $     77,823
  Current portion of obligation under capital lease                      55,372
                                                                   ------------
     Total current liabilities                                          133,195

Obligation under capital lease                                           57,870
                                                                   ------------
     Total Liabilities                                                  191,065
                                                                   ------------
Commitments and other matters

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares
Common stock, $.01 par value:
  Class A, authorized, 19,784,000 shares;
     issued and outstanding 3,008,000 shares                             30,080
  Class B, authorized, 216,000 shares;
     issued and outstanding 216,000 shares                                2,160
  Additional paid-in capital                                         10,747,282
  Accumulated deficit                                                (5,347,009)
                                                                   ------------
     Total shareholders' equity                                       5,432,513
                                                                   ------------
     TOTAL                                                         $  5,623,578
                                                                   ============


See notes to financial statements                                        Page  3


                                                HEALTHCORE MEDICAL SOLUTIONS, INC.
                                                   Successor to MegaVision, L.C.

                                                      STATEMENT OF OPERATIONS
                                                            (unaudited)


                                                                      Three Months Ended                   Six Months Ended
                                                               -------------------------------    ----------------------------------
                                                               March 31, 1998   March 31, 1997    March 31, 1998      March 31, 1997
                                                               --------------   --------------    --------------      --------------

Sales                                                            $    22,417        $       0        $    36,333        $         0

Cost of sales                                                         16,486                0             25,724                  0
                                                                 -----------        ---------        -----------        -----------
Gross margin                                                           5,931                0             10,609                  0
                                                                 -----------        ---------        -----------        -----------
S, G & A expenses:
  Selling and marketing                                              176,401           17,189            259,567             69,425
  General and administrative                                         328,787          625,845            606,773          1,083,077
                                                                 -----------        ---------        -----------        -----------
Total S, G & A expenses                                              505,188          643,034            866,340          1,152,502
                                                                 -----------        ---------        -----------        -----------
Net (loss) from operations                                          (499,257)        (643,034)          (855,731)        (1,152,502)

Non-operating income (expense):
  Interest income                                                     71,229            5,722            133,783              5,722
  Interest expense                                                    (7,138)        (154,307)           (56,780)          (160,055)
                                                                 -----------        ---------        -----------        -----------
Total non-operating income (expense):                                 64,091         (148,585)            77,003           (154,333)
                                                                 -----------        ---------        -----------        -----------
NET LOSS                                                         ($  435,166)       ($791,619)       ($  778,728)       ($1,306,835)
                                                                 ===========        =========        ===========        ===========


NET LOSS PER SHARE:
  BASIC AND DILUTED                                              ($     0.19)       ($   2.81)       ($     0.37)       ($     4.96)
                                                                 ===========        =========        ===========        ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  BASIC AND DILUTED                                                2,324,000          281,667          2,129,150            263,242
                                                                 ===========        =========        ===========        ===========


See notes to financial statements                                        Page  4


                                                HEALTHCORE MEDICAL SOLUTIONS, INC.
                                                   Successor to MegaVision, L.C.

                                                      STATEMENT OF CASH FLOWS
                                                            (unaudited)


                                                                                                   Six Months Ended
                                                                                        --------------------------------------
                                                                                        March 31, 1998          March 31, 1997
                                                                                        --------------          --------------

CASH FLOWS USED FOR OPERATING ACTIVITIES:
  Net loss                                                                                ($  778,728)            ($1,306,835)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                                                             26,207                  20,503
     Amortization of discount on notes payable-bridge units                                    31,764                 127,545
     Common stock issued for services                                                                                 372,290
  Changes in:
     Prepaid expenses and other assets                                                        (89,560)                 (3,147)
     Accounts payable and accrued expenses                                                   (468,099)                128,933
     Other liabilities                                                                           (708)                 (3,539)
                                                                                          -----------             -----------
         Net cash used in operating activities                                             (1,279,124)               (664,250)
                                                                                          -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                                       (69,453)                      0
                                                                                          -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in bank overdraft                                                                                         (9,914)
  Decrease in restricted cash                                                                  85,000
  Issuance of notes payable-bridge units                                                                            1,695,323
  Principal payments on notes payable - bridge units                                       (2,300,000)
  Net change in notes payable - banks                                                        (103,600)                 47,300
  Principal payments on obligation under capital lease                                        (22,945)
  Net change in notes payable - related parties                                                                        41,231
  Net proceeds from private stock transactions                                                                         10,150
  Net proceeds from initial public offering                                                 8,747,714
  Net proceeds from issuance of warrants                                                                              305,677
  Deferred offering costs                                                                                             (31,198)
                                                                                          -----------             -----------
         Net cash provided by financing activities                                          6,406,169               2,058,569
                                                                                          -----------             -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   5,057,592               1,394,319

Cash and cash equivalents - beginning of period                                               147,350                       0
                                                                                          -----------             -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                 $ 5,204,942             $ 1,394,319
                                                                                          ===========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID FOR:
     Interest                                                                             $   162,889             $     6,685


See Notes D and E for information regarding noncash investing and financing activities


See notes to financial statements                                        Page  5

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

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

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's September 30, 1997 audited financial statements filed on Form 10-KSB with the Securities and Exchange Commission on December 29, 1997. Operating results for the three and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

HealthCore was organized as a Delaware corporation in February 1997 as a business successor to MegaVision, L.C. ("MegaVision"). The Company is an early stage enterprise organized to develop, market and administer a health care benefit services program which is designed to enable participants ("Members") to obtain discounts on purchases of ancillary health care products and services through certain networks ("Networks") of health care providers ("Providers"). The Networks with which the Company currently maintains contracts comprise an aggregate of approximately 67,000 participating Providers of eye care, dental, hearing, pharmacy, physical and occupational therapy and chiropractic benefits throughout the United States. Members can access the Networks through the use of a discount membership card (the "HealthCare Solutions Card"). The HealthCare Solutions Card is currently being marketed, directly and through independent brokers, insurance agents and consumer marketing organizations, to individuals and to employers, health maintenance organizations and businesses and other associations who may either purchase the HealthCare Solutions Card for, or offer it to, their employees or members.

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

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3] REVENUE AND COST OF SALES RECOGNITION:

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

[5] NET LOSS PER SHARE:

Net loss per share was computed based upon the weighted average number of shares of common stock outstanding during each year presented, excluding the 900,000 shares placed in escrow. Upon the Company exceeding certain income levels or the common stock exceeding certain market prices per share, some or all of the common shares held in escrow are to be released (see Note G).

NOTE C - NOTES PAYABLE - BRIDGE UNITS

In February and March 1997, the Company sold 46 Bridge Units, each consisting of
(i) a $50,000 10% subordinated note and (ii) warrants to purchase 25,000 shares of Class A common stock. The notes, aggregating $2.3 million in principal amount and $142,979 in accrued interest, were repaid on October 17, 1997 from the proceeds of the Company's initial public offering ("IPO"). Concurrently with the IPO, the warrants were converted into IPO warrants. The Company received $1,964,154, net of offering costs, in the Bridge Unit offering. One Bridge Unit was purchased by the Chairman of the Board and his wife and one-half of one Bridge Unit was purchased by a director, on the same terms as the other Bridge Units.

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

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

In February 1997, the Company issued an assignee of M.K.D. Capital Corp. ("M.K.D."), 132,000 shares of Class A common stock for total consideration of $3,850. The Company valued these shares at $149,160, their estimated fair value at the date of issuance, and charged $145,310 to operations as compensation for services rendered in the quarter ended March 31, 1997.

[2] ISSUANCE OF CLASS B COMMON STOCK:

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

[4] STOCK OPTION PLAN:

In February 1997, the Company adopted a stock option plan under which 200,000 shares of Class A common stock are reserved for issuance upon exercise of either incentive or non-incentive stock options which may be granted from time to time by the board of directors to officers, directors, employees and others. The Company has granted options to purchase 62,500 shares of Class A common stock at $5.00 per share. Of the options granted, 10,000 have been forfeited by resignation of the grantees and are available for future grants. The remaining 52,500 options granted and outstanding will fully vest during the period from August 1997 through January 2001 and will expire ten years from the date of grant.

[5] SHARES RESERVED FOR ISSUANCE:

The Company has reserved 3,849,000 shares of its Class A common stock for issuance upon exercise of the outstanding warrants and options, including warrants issued in connection with the IPO.

[6] COMMON AND PREFERRED STOCK:

The shares authorized by the Company aggregate 19,784,000 shares of Class A common stock, 216,000 shares of Class B common stock and 5,000,000 shares of preferred stock, all with $.01 par value. The Class A and Class B shares of common stock are substantially identical except that the Class A common stockholders have the right to cast one vote per share and the Class B common stockholder has the right to cast five votes per share. Class B shares automatically convert to Class A shares on a one-for-one basis upon (i) the sale, gift or transfer, (ii) death of the original stockholder thereof, (iii) termination of employment of the stockholder by the Company for any reason or
(iv) if, for the year ended September 30, 1999, the minimum pretax income, as defined, is less than $1,000,000 or if, for any subsequent year through September 30, 2002, the Company's minimum pretax income does not equal or exceed 110% of the prior year's minimum pretax income.

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE E - RELATED PARTY TRANSACTIONS

The Company rents office space for $1,350 per month from an affiliate of Neal J. Polan, the Company's Chairman and Chief Executive Officer.

In October 1996, the Company entered into an agreement with M.K.D. which was modified January 16, 1997, that provides for M.K.D. to introduce the Company to businesses that may be interested in either purchasing products or services from the Company or providing services under the HealthCare Solutions Card. In the event the introductions lead to the purchase of the Company's products, M.K.D. will receive a commission equal to 3% of gross payments. Gross payments shall mean payments collected by or on behalf of any business contact for any of the Company's products, less any direct manufacturing costs incurred by the Company in the production of such products and any broker's commissions payable. In addition, in connection with the January 1997 modification, the Company issued 132,000 shares of Class A common stock to M.K.D.'s assignee for $3,850 (see
Note D[1]).

NOTE F - INCOME TAXES

The Company's deferred tax asset as of September 30, 1997 represented a benefit from net operating loss carryforwards of $827,000. This deferred tax asset has been reduced by a valuation allowance of $827,000 since the future realization of such tax benefit is not presently determinable. As of September 30, 1997, the Company had a net operating loss carryforward of approximately $2,433,000 expiring in 2012. As a result of the IPO, usage of this net operating loss carryforward is limited to approximately $789,000 per year.

NOTE G - INITIAL PUBLIC OFFERING

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

In conjunction with the Company's IPO, the pre-IPO stockholders placed 900,000 shares of their common stock into an escrow account. Some or all of these shares are to be released upon the Company meeting certain performance goals or the stock price exceeding certain targets. If these goals are not met the shares will be canceled. However, should the goals be met, the release of the shares owned by officers, directors and consultants aggregating 432,000 shares of the 900,000 shares in escrow will result in the Company recognizing an additional expense equal to the market value of the shares released. A total of 400,000 shares of common stock held in escrow are to be released if either (a) the Company's minimum pretax income, as defined, equals or exceeds $3,800,000 for the year ending September 30, 1998, $5,500,000 for the year ending September 30, 1999 or $7,500,000 for the year ending September 30, 2000 or (b) the average closing price of the common stock equals or exceeds $12.50 per share for a 30 trading day period in the 18-month period beginning with the consummation of the IPO or $16.50 per share for 30 trading days in the period beginning after 18 months after the consummation of the IPO and ending 36 months after the IPO. All shares of common stock held in escrow are to be released if either (a) the Company's minimum pretax income, as defined, equals or exceeds $4,600,000 for the year ending September 30, 1998, $6,600,000 for the year ending September 30, 1999 or $9,000,000 for the year ending September 30, 2000 or (b) the average closing price of the common stock equals or exceeds $15.00 per share for a 30 trading day period in the 18-month period beginning with the consummation of the IPO or $18.00 per share for 30 trading days in the period beginning after 18 months after the consummation of the IPO and ending 36 months after the IPO.

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

GENERAL

The Company is an early stage enterprise organized to develop, market and administer a health care benefit services program which is designed to enable Members to obtain discounts on purchases of ancillary health care products and services through Networks of health care providers with which the Company has executed provider agreements. The Company's initial revenues, substantially all of which have been received in the six months ended March 31, 1998, have been derived principally from the receipt of annual or monthly enrollment fees paid by or on behalf of Members for the right to obtain discounts at the point of purchase from providers in the Networks. The Company currently anticipates that a significant portion of its future revenue will be received in the form of monthly bank drafts and monthly payroll deductions made by employers on behalf of their employees. Accordingly, all monthly payment sales and their corresponding expenses, including sales commissions and provider fees, will be recognized in the monthly periods for which they are billed. However, since the initial cost of delivering the cards to the Company's customers will be incurred and expensed in the first month, the gross profit associated with each new individual card issued will be lower in the month of issuance than in the remaining eleven months prior to the card's expiration date. In addition, since all renewal cards will be subject to the same costs of issuance, this twelve month pattern of lower gross profits in the first month will likely continue for any renewal periods.

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

RESULTS OF OPERATIONS

     QUARTERS ENDED MARCH 31, 1997 AND 1998. Operating revenues for the quarter ended March 31, 1998 (the "1998 Quarter") were approximately $22,000 compared to $0 for the quarter ended March 31, 1997 (the "1997 Quarter"). This revenue is the result of the Company's recent initiation of sales and marketing activities and the resultant sales of the HealthCare Solutions Card to cardholders who purchased a HealthCare Solutions Card during the 1998 Quarter.

     Selling, general and administrative expenses decreased by 21% from approximately $643,000 in the 1997 Quarter to approximately $505,000 in the 1998 Quarter primarily as a result of (i) a non-recurring, non-cash charge in the 1997 Quarter of approximately $145,000 relating to the fair market value adjustment of 132,000 shares of Class A common stock issued to an assignee of M.K.D. Capital Corp; (ii) a decrease of approximately $202,000 in consulting and professional fees; (iii) an increase of approximately $48,000 resulting from an increase in the number of management-level, marketing and sales employees at the Company and (iv) a net increase of approximately $161,000 in other expenses, primarily marketing, incurred in connection with the development of the HealthCare Solutions Card.

     Interest expense decreased from approximately $154,000 in the 1997 Quarter to approximately $7,000 in the 1998 Quarter primarily as a result of (i) accrued interest of approximately $17,000 recorded in the 1997 Quarter on certain notes (the "Bridge Notes") issued in a bridge financing completed in February and March 1997 (the "Bridge Financing"); (ii) accretion of the discount related to the Bridge Financing of approximately $127,000 in the 1997 Quarter and (iii) a decrease of approximately $2,000 related to various other borrowings by the Company. Interest income increased by approximately $66,000 primarily as a result of short term investments of the balance of proceeds received by the Company from the Bridge Financing and the net proceeds received by the Company from the completion of its IPO in October and November, 1997.

     Net loss decreased by approximately 45% from approximately $792,000 in the 1997 Quarter to approximately $435,000 in the 1998 Quarter as a result of the foregoing factors. Net loss per share decreased by approximately 93% from $2.81 in the 1997 Quarter to $0.19 in the 1998 Quarter as a result of the decrease in net loss and the dilutive impact resulting from the completion of the Company's IPO.

     SIX MONTHS ENDED MARCH 31, 1997 AND 1998. Operating revenues for the six months ended March 31, 1998 (the "1998 Six Months") were approximately $36,000 compared to $0 for the six months ended March 31, 1997 (the "1997 Six Months"). This revenue is the result of the Company's recent initiation of sales and marketing activities and the resultant sales of the HealthCare Solutions Card to cardholders who purchased a HealthCare Solutions Card during the 1998 Six Months.

     Selling, general and administrative expenses decreased by 25% from approximately $1,153,000 in the 1997 Six Months to approximately $866,000 in the 1998 Six Months primarily as a result of (i) non-recurring, non-cash charges in the 1997 Six Months of approximately $372,000 relating to the fair market value adjustment of certain shares of capital stock issued to two stockholders of the Company; (ii) a decrease of approximately $241,000 in consulting and professional fees; (iii) an increase of approximately $163,000 resulting from an increase in the number of management-level, marketing and sales employees at the Company and (iv) a net increase of approximately $163,000 in other expenses, primarily marketing, incurred in connection with the development of the HealthCare Solutions Card.

Interest expense decreased from approximately $160,000 in the 1997 Six Months to approximately $57,000 in the 1998 Six Months primarily as a result of (i) a decrease in interest expense of approximately $8,000 on the Bridge Notes repaid on October 17, 1997; (ii) a decrease in the accretion of the discount related to the Bridge Financing of approximately $96,000 as a result of the repayment of the Bridge Notes and (iii) an increase of approximately $1,000 related to various other borrowings by the Company. Interest income increased by approximately $128,000 primarily as a result of short term investments of the balance of proceeds received by the Company from the Bridge Financing and the net proceeds received by the Company from the completion of its IPO in October and November, 1997.

     Net loss decreased by approximately 40% from approximately $1,307,000 in the 1997 Six Months to approximately $779,000 in the 1998 Six Months as a result of the foregoing factors. Net loss per share decreased by approximately 93% from $4.96 in the 1997 Six Months to $0.37 in the 1998 Six Months as a result of the decrease in net loss and the dilutive impact resulting from the completion of the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had a working capital balance of approximately $5,270,000. From its inception through October 14, 1997, the Company funded its activities primarily through loans and capital contributions from principal stockholders and private placements of equity and debt securities.

     In February and March 1997, the Company completed the Bridge Financing which consisted of $2,300,000 principal amount of Bridge Notes bearing interest at an annual rate of 10% and warrants to purchase an aggregate of 1,150,000 shares of Class A common stock. The proceeds of the Bridge Financing, which were approximately $1,964,000 (net of $230,000 in commissions and a $69,000 expense allowance paid to the placement agent and other expenses of the private placement) were utilized by the Company for the repayment of certain indebtedness and for working capital purposes, including general and administrative expenses and expenses of the IPO. On October 17, 1997, the Company paid, with a portion of the net proceeds of the IPO, approximately $2,443,000 to the holders of the Bridge Notes, which amount represented all of the principal and accrued interest due on the Bridge Notes issued in the Bridge Financing.

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

     The Company expects to continue to incur substantial costs in the near term in connection with sales and marketing activities, all of which is expected to be financed from a substantial portion of the remaining net proceeds of the IPO. The Company also expects that general and administrative costs necessary to support the establishment of a sales and marketing organization and other infrastructure will increase in the future. Unless the Company is able to generate significant commercial sales of the HealthCare Solutions Card, the Company will continue to incur operating losses. There can be no assurance that the Company will ever achieve profitable operations.

     The Company believes that its existing resources will provide the necessary liquidity and capital resources to sustain its planned operations for approximately 18 months. In the event that the Company's internal estimates relating to its planned expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will likely require substantial additional financing after such time, which financing could be in the form of equity or debt financing or money received in connection with collaborative arrangements that may be entered into in the future. The Company has no commitments for any future financing and there can be no assurance as to the availability or terms of any required additional financing, when and if needed. In the event that the Company fails to raise the funds it requires, it may be necessary for the Company to significantly curtail its activities or cease operations.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In January 1998, the Company granted 5,000 options to a new employee of the Company at an exercise price of $5.00 per share under the Company's 1997 Stock Option Plan.

     The 2,024,000 units of the Company and the underlying securities consisting of one share of Class A Common Stock and one warrant to purchase one share of Class A Common Stock per unit issued in the IPO were registered under a registration statement on Form SB-2 (File No. 333-28233) which was declared effective by the Securities and Exchange Commission on October 14, 1997.

     During the quarter ended March 31, 1998, a portion of the net proceeds from the IPO have been used (i) to make principal and interest payments in the amount of approximately $19,000 on a capital lease entered into in April 1997; (ii) to purchase equipment in the amount of approximately $26,000 and (iii) for working capital purposes in the amount of approximately $483,000. The remaining portion of the net proceeds from the IPO and other available cash in the amount of approximately $5,200,000 has been invested in short-term, interest-bearing, investment grade securities.

ITEM 5. OTHER INFORMATION

     The Company's Units, Class A Common Stock and Class A Warrants currently trade on the Nasdaq SmallCap Market. On May 1, 1998, the Company received a letter from The Nasdaq Stock Market, Inc. ("Nasdaq") stating that the Company's Class A Common Stock and Class A Warrants had failed to maintain at least two active market makers and that such securities will be subject to delisting in the event that there are not at least two active market makers in such securities for ten consecutive trading days by May 31, 1998. The Company's Units are not subject to this notice from Nasdaq. As of May 13, 1998, the Company believes that there were at least two active market makers for the Class A Common Stock and the Class A Warrants. However, there can be no assurance that the Class A Common Stock and the Class A Warrants will continue to have at least two active market makers for ten consecutive trading days or thereafter in order to meet Nasdaq's requirement for continued listing. In the event the Class A Common Stock and Class A Warrants are delisted from Nasdaq as result of failure to meet the two active market maker requirement or any other Nasdaq maintenance requirements, trading in these securities would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board" and could also be subject to additional restrictions. As a result, the liquidity and price of such securities could be adversely affected.

     In May 1998, the Company appointed David L. Mullikin as President and Chief Operating Officer of the Company, subject to ratification and approval of the Board of Directors of the Company. James H. Steinheider will continue as the Company's Chief Financial Officer. Prior to joining the Company, Mr. Mullikin was the Chief Executive Officer of Blue-Advantage Plus, the Medicaid Managed Care HMO of Blue Cross Blue Shield of Kansas City. Pursuant to a letter agreement, Mr. Mullikin will receive, subject to ratification and approval of the Board of Directors, an annual base salary of $150,000, plus a performance related bonus of up to $30,000 at the discretion of the Board of Directors. In addition, as part of Mr. Mullikin's compensation, Mr. Mullikin will receive (i) 10,000 shares of Class A Common Stock of the Company at a purchase of $.01 per share, (ii) options to purchase 100,000 shares of Class A Common Stock of the Company at a price per share equal to the market value of the Class A Common Stock on the date of grant, which options will vest over a three year period commencing on the first anniversary of the date of grant and (iii) certain medical, retirement and other benefits.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     27   Financial Data Schedule

     (b)  Reports on Form 8-K

          None.


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


                                    HEALTHCORE MEDICAL SOLUTIONS, INC.

                                    By: /s/ NEAL J. POLAN
                                        --------------------------------
                                        Neal J. Polan
                                        Chairman and Chief Executive Officer


                                    By: /s/ JAMES H. STEINHEIDER
                                        --------------------------------
                                        James H. Steinheider
                                        Chief Financial Officer


Date: May 14, 1998