Form 10QSB
period 1998-06-30
HEALTHCORE MEDICAL SOLUTIONS INC
filed 1998-08-13
CIK 1035789

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1998

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

As of August 13, 1998, 3,018,000 shares of Class A Common Stock, $.01 par value, and 216,000 shares of Class B Common Stock, $.01 par value, of the registrant were issued and outstanding.

Transitional Small Business Disclosure Format (check one):
      YES [_]     NO [X]

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                       PAGE
----                                                                       ----

                                     PART I.

                              FINANCIAL INFORMATION

 Item 1.  Financial Statements (unaudited)

            Balance Sheet as of June 30, 1998 .............................  3
            Statement of Operations for the quarter and nine months
                ended June 30, 1998 and 1997 ..............................  4
            Statement of Cash Flows for the nine months
                ended June 30, 1998 and 1997 ..............................  5
            Notes to the Financial Statements..............................  6

Item 2.  Management's Discussion and Analysis .............................  9



                                    PART II.

                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.......................... 12

Item 5. Other Information.................................................. 12

Item 6. Exhibits and Reports on Form 8-K .................................. 13

SIGNATURES ................................................................ 14

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          Successor to MegaVision, L.C.

                                  BALANCE SHEET
                                   (unaudited)

ASSETS                                                            June 30, 1998
Current assets:                                                   -------------
  Cash and cash equivalents ..................................     $ 4,697,519
  Prepaid expenses and other current assets ..................         194,365
                                                                   -----------
     Total current assets ....................................       4,891,884
                                                                   -----------
Property and equipment, net ..................................         219,054
Other assets .................................................           1,070
                                                                   -----------
                                                                       220,124
                                                                   -----------
     TOTAL ...................................................     $ 5,112,008
                                                                   ===========
LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses ......................     $   144,813
  Current portion of obligation under capital lease ..........          60,142
                                                                   -----------
     Total current liabilities ...............................         204,955
Obligation under capital lease ...............................          36,146
                                                                   -----------
     Total Liabilities .......................................         241,101
                                                                   -----------
Commitments and other matters

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 5,000,000
  shares Common stock, $.01 par value:
    Class A, authorized, 19,784,000 shares;
      issued and outstanding 3,018,000 shares ................          30,180
    Class B, authorized, 216,000 shares;
      issued and outstanding 216,000 shares ..................           2,160
    Additional paid-in capital ...............................      10,755,932
    Accumulated deficit ......................................      (5,917,365)
                                                                   -----------
          Total shareholders' equity .........................       4,870,907
                                                                   -----------
          TOTAL ..............................................     $ 5,112,008
                                                                   ===========


See notes to financial statements                                       Page  3


                     HEALTHCORE MEDICAL SOLUTIONS, INC.
                       Successor to MegaVision, L.C.

                          STATEMENT OF OPERATIONS
                                (unaudited)

                                                                    Three Months Ended                     Nine Months Ended
                                                              --------------------------------     --------------------------------
                                                              June 30, 1998      June 30, 1997     June 30, 1998     June 30, 1997
                                                              -------------      -------------     -------------     --------------
Sales ..................................................       $    32,948        $         0        $    69,281        $         0
Cost of sales ..........................................            20,460                  0             46,184                  0
                                                               -----------        -----------        -----------        -----------
Gross margin ...........................................            12,488                  0             23,097                  0
                                                               -----------        -----------        -----------        -----------
S, G & A expenses:
  Selling and marketing ................................           264,125            182,306            523,692            251,731
  General and administrative ...........................           373,480            335,312            980,253          1,418,389
                                                               -----------        -----------        -----------        -----------
Total S, G & A expenses ................................           637,605            517,618          1,503,945          1,670,120
                                                               -----------        -----------        -----------        -----------
Net (loss) from operations .............................          (625,117)          (517,618)        (1,480,848)        (1,670,120)
Non-operating income (expense):
  Interest income ......................................            63,695             13,686            197,478             19,408
  Interest expense .....................................            (8,934)          (373,951)           (65,714)          (534,006)
                                                               -----------        -----------        -----------        -----------
Total non-operating income (expense) ...................            54,761           (360,265)           131,764           (514,598)
                                                               -----------        -----------        -----------        -----------
NET LOSS ...............................................       ($  570,356)       ($  877,883)       ($1,349,084)       ($2,184,718)
                                                               ===========        ===========        ===========        ===========
NET LOSS PER SHARE:
  BASIC AND DILUTED ....................................       ($     0.25)       ($     2.93)       ($     0.61)       ($     7.93)
                                                               ===========        ===========        ===========        ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  BASIC AND DILUTED ....................................         2,324,110            300,000          2,194,113            275,494
                                                               ===========        ===========        ===========        ===========


See notes to financial statements                                       Page  4



                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          Successor to MegaVision, L.C.

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                        Nine Months Ended
                                                                   ----------------------------
                                                                   June 30, 1998  June 30, 1997
                                                                   -------------  -------------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
  Net loss .....................................................   ($1,349,084)   ($2,184,718)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization .............................        38,975         36,741
     Amortization of discount on notes payable-bridge units ....        31,764        437,857
     Common stock issued for services ..........................         8,650        372,290
     Write down of worthless equipment .........................                       32,865
  Changes in:
     Prepaid expenses and other assets .........................       (85,236)      (104,929)
     Accounts payable and accrued expenses .....................      (401,109)       182,021
     Other liabilities .........................................          (708)        (5,661)
                                                                   -----------    -----------
         Net cash used in operating activities .................    (1,756,748)    (1,233,534)
                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ........................       (82,398)       (30,747)
                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in bank overdraft .................................                       (9,914)
  Decrease in restricted cash ..................................        85,000
  Issurance of notes payable-bridge units ......................                    1,695,323
  Principal payments on notes payable - bridge units ...........    (2,300,000)
  Net change in notes payable - banks ..........................      (103,600)        47,300
  Principal payments on obligation under capital lease .........       (39,899)        (3,342)
  Net change in notes payable - related parties ................                        3,731
  Net proceeds from private stock transactions .................           100         10,150
  Net proceeds from initial public offering ....................     8,747,714
  Net proceeds from issuance of warrants .......................                      305,677
  Deferred offering costs ......................................                     (116,441)
                                                                   -----------    -----------
         Net cash provided by financing activities .............     6,389,315      1,932,484
                                                                   -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ......................     4,550,169        668,203
Cash and cash equivalents - beginning of period ................       147,350              0
                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD ......................   $ 4,697,519    $   668,203
                                                                   ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest ..................................................   $   171,372    $    15,397




See Notes D and E for information regarding noncash investing and financing activities

See notes to financial statements                                      Page  5

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

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

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's September 30, 1997 audited financial statements filed on Form 10-KSB with the Securities and Exchange Commission on December 29, 1997. Operating results for the three and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

HealthCore was organized as a Delaware corporation in February 1997 as a business successor to MegaVision, L.C. ("MegaVision"). The Company is an early stage enterprise organized to develop, market and administer a health care benefit services program which is designed to enable participants ("Members") to obtain discounts on purchases of ancillary health care products and services through certain networks ("Networks") of health care providers ("Providers"). The Networks with which the Company currently maintains contracts comprise an aggregate of approximately 78,000 participating Providers of eye care, dental, hearing, pharmacy, physical and occupational therapy and chiropractic benefits throughout the United States. Members can access the Networks through the use of a discount membership card (the "HealthCare Solutions Card"). The HealthCare Solutions Card is currently being marketed, directly and through independent brokers, insurance agents and consumer marketing organizations, to individuals and to employers, health maintenance organizations and businesses and other associations who may either purchase the HealthCare Solutions Card for, or offer it to, their employees or members.

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

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

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

[5] NET LOSS PER SHARE:

Net loss per share was computed based upon the weighted average number of shares of common stock outstanding during each year presented, excluding the 900,000 shares placed in escrow. Upon the Company exceeding certain income levels or the common stock exceeding certain market prices per share, some or all of the common shares held in escrow are to be released (see Note F).

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

NOTE D - CAPITAL STOCK

[1] STOCK OPTION PLAN:

In February 1997, the Company adopted a stock option plan under which 200,000 shares of Class A common stock are reserved for issuance upon exercise of either incentive or non-incentive stock options which may be granted from time to time by the board of directors to officers, directors, employees and others. The Company has granted options to purchase 172,500 shares of Class A common stock at prices ranging from $.875 per share to $5.00 per share. Of the options granted, 15,000 have been forfeited by resignation of the grantees and are available for future grants. The remaining 157,500 options granted and outstanding will fully vest during the period from August 1997 through June 2001 and will expire ten years from the date of grant.

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

[2] SHARES RESERVED FOR ISSUANCE:

The Company has reserved 3,849,000 shares of its Class A common stock for issuance upon exercise of the outstanding warrants and options, including warrants issued in connection with the IPO.

[3] COMMON AND PREFERRED STOCK:

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

GENERAL

     The Company is an early stage enterprise organized to develop, market and administer a health care benefit services program which is designed to enable Members to obtain discounts on purchases of ancillary health care products and services through Networks of health care providers with which the Company has executed provider agreements. The Company's initial revenues, substantially all of which have been received in the nine months ended June 30, 1998, have been derived principally from the receipt of annual or monthly enrollment fees paid by or on behalf of Members for the right to obtain discounts at the point of purchase from providers in the Networks. The Company currently anticipates that a significant portion of its future revenue will be received in the form of monthly bank drafts and monthly payroll deductions made by employers on behalf of their employees. Accordingly, all monthly payment sales and their corresponding expenses, including sales commissions and provider fees, will be recognized in the monthly periods for which they are billed. However, since the initial cost of delivering the cards to the Company's customers will be incurred and expensed in the first month, the gross profit associated with each new individual card issued will be lower in the month of issuance than in the remaining eleven months prior to the card's expiration date. In addition, since all renewal cards will be subject to the same costs of issuance, this twelve month pattern of lower gross profits in the first month will likely continue for any renewal periods.

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

RESULTS OF OPERATIONS

     QUARTERS ENDED JUNE 30, 1997 AND 1998. Operating revenues for the quarter ended June 30, 1998 (the "1998 Quarter") were approximately $33,000 compared to $0 for the quarter ended June 30, 1997 (the "1997 Quarter"). This revenue is the result of the Company's recent initiation of sales and marketing activities and the resultant sales of the HealthCare Solutions Card to cardholders who purchased a HealthCare Solutions Card during the 1998 Quarter.

     Selling, general and administrative expenses increased by 23% from approximately $518,000 in the 1997 Quarter to approximately $637,000 in the 1998 Quarter primarily as a result of (i) a non-recurring, non-cash charge in the 1998 Quarter of approximately $9,000 relating to the fair market value adjustment of 10,000 shares of capital stock issued at a purchase price of $.01 per share to the newly-hired President of the Company; (ii) an increase of approximately $43,000 in consulting and professional fees; (iii) an increase of approximately $70,000 resulting from an increase in the number of management-level, marketing and sales employees at the Company and (iii) a net decrease of approximately $2,000 in other expenses.

     Interest expense decreased from approximately $374,000 in the 1997 Quarter to approximately $9,000 in the 1998 Quarter primarily as a result of (i) accrued interest of approximately $58,000 recorded in the 1997 Quarter on certain notes (the "Bridge Notes") issued in a bridge financing completed in February and March 1997 (the "Bridge Financing"); (ii) accretion of the discount related to the Bridge Financing of approximately $310,000 in the 1997 Quarter and (iii) a decrease of approximately $3,000 related to various other borrowings by the Company. Interest income increased by approximately $50,000 primarily as a result of short term investments of the balance of proceeds received by the Company from the Bridge Financing and the net proceeds received by the Company from the completion of its IPO in October and November, 1997.

     Net loss decreased by approximately 35% from approximately $878,000 in the 1997 Quarter to approximately $570,000 in the 1998 Quarter as a result of the foregoing factors. Net loss per share decreased by approximately 91% from $2.93 in the 1997 Quarter to $0.25 in the 1998 Quarter as a result of the decrease in net loss and the dilutive impact resulting from the completion of the Company's IPO.

     NINE MONTHS ENDED JUNE 30, 1997 AND 1998. Operating revenues for the nine months ended June 30, 1998 (the "1998 Nine Months") were approximately $69,000 compared to $0 for the nine months ended June 30, 1997 (the "1997 Nine Months"). This revenue is the result of the Company's recent initiation of sales and marketing activities and the resultant sales of the HealthCare Solutions Card to cardholders who purchased a HealthCare Solutions Card during the 1998 Nine Months.

     Selling, general and administrative expenses decreased by 10% from approximately $1,670,000 in the 1997 Nine Months to approximately $1,504,000 in the 1998 Nine Months primarily as a result of (i) a decrease of approximately $363,000 in non-recurring, non-cash charges relating to the fair market value adjustment of certain shares of capital stock issued to three stockholders of the Company; (ii) a decrease of approximately $198,000 in consulting and professional fees; (iii) an increase of approximately $185,000 resulting from an increase in the number of management-level, marketing and sales employees at the Company and (iv) a net increase of approximately $210,000 in other expenses, primarily marketing, incurred in connection with the development of the HealthCare Solutions Card.

     Interest expense decreased from approximately $534,000 in the 1997 Nine Months to approximately $66,000 in the 1998 Nine Months primarily as a result of
(i) a decrease in interest expense of approximately $66,000 on the Bridge Notes repaid on October 17, 1997; (ii) a decrease in the accretion of the discount related to the Bridge Financing of approximately $406,000 as a result of the repayment of the Bridge Notes and (iii) an increase of approximately $4,000 related to various other borrowings by the Company. Interest income increased by approximately $178,000 primarily as a result of short term investments of the balance of proceeds received by the Company from the Bridge Financing and the net proceeds received by the Company from the completion of its IPO in October and November, 1997.

     Net loss decreased by approximately 38% from approximately $2,185,000 in the 1997 Nine Months to approximately $1,349,000 in the 1998 Nine Months as a result of the foregoing factors. Net loss per share decreased by approximately 92% from $7.93 in the 1997 Nine Months to $0.61 in the 1998 Nine Months as a result of the decrease in net loss and the dilutive impact resulting from the completion of the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had a working capital balance of approximately $4,651,000. From its inception through October 14, 1997, the Company funded its activities primarily through loans and capital contributions from principal stockholders and private placements of equity and debt securities.

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

     The Company believes that its existing resources will provide the necessary liquidity and capital resources to sustain its planned operations for approximately 15 months. In the event that the Company's internal estimates relating to its planned expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will likely require substantial additional financing after such time, which financing could be in the form of equity or debt financing or money received in connection with collaborative arrangements that may be entered into in the future. The Company has no commitments for any future financing and there can be no assurance as to the availability or terms of any required additional financing, when and if needed. In the event that the Company fails to raise the funds it requires, it may be necessary for the Company to significantly curtail its activities or cease operations.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In June 1998, the Company, as part of its compensation package to its new President and Chief Operating Officer, David L. Mullikin, issued 10,000 shares of Class A Common Stock of the Company at a purchase price of $.01 per share and granted options to purchase 100,000 shares of Class A Common Stock of the Company at an exercise price of $.875 per share (the market value of the Class A Common Stock on the date of grant) under the Company's 1997 Stock Option Plan, which options will vest over a three year period commencing May 11, 1999.

     In June 1998, the Company granted 10,000 options to a newly-hired officer of the Company at an exercise price of $.875 per share (the market value of the Class A Common Stock on the date of grant) under the Company's 1997 Stock Option Plan, which options will vest over a three year period commencing May 31, 1999.

     The 2,024,000 units of the Company and the underlying securities consisting of one share of Class A Common Stock and one warrant to purchase one share of Class A Common Stock per unit issued in the IPO were registered under a registration statement on Form SB-2 (File No. 333-28233) which was declared effective by the Securities and Exchange Commission on October 14, 1997.

     During the quarter ended June 30, 1998, a portion of the net proceeds from the IPO were used (i) to make principal and interest payments in the amount of approximately $26,000 on a capital lease entered into in April 1997; (ii) to purchase equipment in the amount of approximately $13,000 and (iii) for working capital purposes in the amount of approximately $468,000. The remaining portion of the net proceeds from the IPO and other available cash in the amount of approximately $4,700,000 has been invested in short-term, interest-bearing, investment grade securities.

ITEM 5. OTHER INFORMATION

     In May 1998, the Company appointed David L. Mullikin as President and Chief Operating Officer of the Company. James H. Steinheider, formerly serving as both Chief Financial Officer and Chief Operating Officer, has continued as the Company's Chief Financial Officer. Prior to joining the Company, Mr. Mullikin was the Chief Executive Officer of Blue-Advantage Plus, the Medicaid Managed Care HMO of Blue Cross Blue Shield of Kansas City. Pursuant to a letter agreement, Mr. Mullikin will receive an annual base salary of $150,000, plus a performance related bonus of up to $30,000 at the discretion of the Board of Directors. In addition, as part of Mr. Mullikin's compensation, Mr. Mullikin received (i) 10,000 shares of Class A Common Stock of the Company at a purchase price of $.01 per share, (ii) options to purchase 100,000 shares of Class A Common Stock of the Company at an exercise price of $.875 per share (the market value of the Class A Common Stock on the date of grant), which options will vest over a three year period commencing on May 11, 1999 and (iii) certain medical, retirement and other benefits.

     The Company intends to consolidate its operations by closing its office in Springfield, Missouri and relocating the Company's information systems operations to its executive offices in Grandview, Missouri. Such consolidation is expected to be completed during the quarter ending September 30, 1998. As a result of such consolidation, the Company expects to incur a non-recurring charge relating to such consolidation. The Company is currently analyzing the extent of the consolidation, and therefore, the Company has not yet estimated the amount of such charge.

     Neal J. Polan, the Chairman and Chief Executive Officer of the Company, devotes approximately 50% of his business time to other interests and investments outside of the Company, some of which are or may be in the health care services field. In the course of his activities, Mr. Polan may from time to time be presented with various business opportunities in the health care services industry. Mr. Polan may present certain of these opportunities to the Company, although Mr. Polan has no agreement to do so and there can be no assurance that any such opportunities will be presented to the Company. In addition, the Company has entered into a one-year consulting agreement with Practice Management, Inc. ("PMI"), whereby PMI will market the Company's business to labor groups, managed care entities, preferred provider organizations and third party administrators for an annual fee of $50,000. Mr. Polan has entered into a separate agreement with PMI, whereby PMI has agreed, in exchange for a one-time payment of $50,000, to present to Mr. Polan, in preference to others, certain business opportunities; provided, that the agreement between PMI and Mr. Polan provides that PMI shall be obligated to first present to the Company, prior to Mr. Polan, any business opportunities that may be appropriate for the Company. These arrangements and agreements may give rise to certain conflicts of interest.

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

Date: August 13, 1998