Form 10KSB
period 1998-09-30
HEALTHCORE MEDICAL SOLUTIONS INC
filed 1998-12-29
CIK 1035789

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1998

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _______

                           Commission File No. 0-22947

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                       ----------------------------------
                         (Name of Small Business Issuer)


          Delaware                                             43-1771999
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


11904 Blue Ridge Boulevard,  Grandview, Missouri                        64030
------------------------------------------------                        -----
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing requirements for the past ninety (90) days.
YES  [X]    NO  [_]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State issuer's revenues for its most recent fiscal year: $84,402

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 28, 1998 $2,892,000.

State the number of shares outstanding of each of the issuer's common equity as of December 28, 1998 3,018,000 shares of Class A Common Stock, $.01 par value and 216,000 shares of Class B Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with references to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

================================================================================

                                     PART I

     Statements in this Form 10-KSB that are not statements or descriptions of historical facts are forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward looking statements and other forward looking statements made by the Company or its representatives are based on a number of assumptions and actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-KSB, such as history of operating losses; anticipated future losses; limited operating history; unproven commercial acceptance; need for market acceptance; limited marketing capabilities; competition; government regulation; dependence on third parties; and other risks.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     HealthCore Medical Solutions, Inc. (the "Company") markets and administers a health care benefit services program which is designed to enable participants ("Members")to obtain discounts on purchases of health care products and services through certain networks (the "Networks") of health care providers (the "Providers"). For an annual fee of approximately $55 to $100, individuals can join the Company's card membership program and use their HealthCare Solutions Card to receive discounts of up to 5% to 60% off the retail price of health care services and products including retail and mail-order eye care, pharmaceutical and durable medical equipment ,retail dental, hearing, physical and occupational therapy and chiropractic, and retail mail-order vitamins and supplements. In addition to the HealthCare Solutions Card, the Company recently began marketing two new products: the Savings Solutions Card, which was customized for an organization to offer discounted ancillary health care services as well as non-medical consumer products to certain subscribers in the New York metropolitan area, and the Medical Solutions Card, which provides nationwide discounts to enrollees for hospital and physician services. The Company anticipates marketing the Savings Solutions Card on a nationwide basis similar to the Medical Solutions Card and the HealthCare Solutions Card. As of December 28,1998,the Company had contracts with approximately 40 different Networks which consisted of approximately 450,000 participating Providers.

     The Company's target market includes uninsured individuals who, whether because of their medical history, age or occupation, either do not have insurance or have limited insurance coverage but who seek to access health care products and services at discounted costs. Acceptance into the Company's membership programs is unrestricted, and the Company's membership card products may be used by any member of the cardholder's household. The Company primarily uses brokers, insurance agents and consumer marketing organization to sell its products to either individuals or to group enrollees such as employers, health maintenance organizations ("HMOs") and other organizations (collectively, "Sponsors") who purchase the Company's products for their employees or members.

     The Company was established in October 1995 as MegaVision L.C., a Missouri limited liability company ("MegaVision"). In February 1997, MegaVision merged into HealthCore Medical Solutions, Inc. Except as otherwise required by the context, all references to the Company and its operations include MegaVision and its operations. The Company's executive offices are located at 11904 Blue Ridge Boulevard, Grandview, Missouri 64030 and its telephone number is (816) 763-4900.

PRODUCTS

     The HealthCare Solutions Card. The HealthCare Solutions Card enables Members to obtain discounts of approximately 5% to 60% on purchases of ancillary health care products and services through certain Networks of Providers.

     For an annual fee of approximately $55 to $100, Members have access to participating Providers, and automatically receive a discount at the point-of-purchase upon presentation of the HealthCare Solutions Card. To date, the Company has entered into non-exclusive agreements with national networks of eye care service providers, dental service providers, pharmaceutical providers, a hearing service provider, a national network of chiropractic service providers, a national network of physical and occupational therapy service providers, a national network of providers of durable medical equipment and providers of mail-order vitamins and supplements, pharmacy and eye care to participate in the Company's Networks. The Networks with which the Company has contracted were generally created to provide individuals with access to health care products and services at reduced costs and to provide such individuals with broader geographical access to such providers. Pursuant to agreements entered into between the Networks and the Providers, the Providers have agreed to provide health care services to members of the Networks at reduced costs and, in exchange, Providers are given access to additional patients and additional sources of revenue.

     The Company's agreements with its Networks are generally for a term of one to three years and provide for termination by either party in the event of a default or, at any time after a stipulated period of time following the execution of the agreement (generally ranging from six months to three years) upon 60 to 90 days prior written notice. The agreements also provide that upon termination of an agreement for any reason, the Company and the Providers participating in such Networks will continue to provide services to Members, for the term of their enrollment, if they purchased the HealthCare Solutions Card for access to such Provider's Network prior to such termination. In addition, under certain agreements, the Company pays a stipulated access fee per Member per year to the respective Network in exchange for access by Members to such Networks. In the case of the Company's agreement with one of its pharmaceutical Networks, the Company also receives a stipulated commission from such Network for each prescription ordered by a Member.

     Eye Care Services. The Company's Networks include eye care services and products designed to provide savings to Members by reducing the cost of eye examinations, contact lenses and eyeglass frames and lenses (the "Eye Care Plan"). Pursuant to non-exclusive agreements with several national networks of eye care providers, as of December 28, 1998, the Eye Care Plan was comprised of an aggregate of approximately 16,000 opticians, optometrists and ophthalmologists located throughout the United States. Under the Eye Care Plan, Members are entitled to receive eye care services and products, including eye examinations, contact lens fittings and eye wear purchases, at a pre-determined discount off the usual and customary amounts charged by the Providers. Members are also eligible to receive a discount on radial keratotomy (RK) surgical procedures, a surgical procedure designed to correct nearsightedness and which is typically not covered by traditional health care insurance. In addition, Members can purchase contact lenses and non-prescription eyeglasses by mail.

     Pursuant to the Company's contracts with its Eye Care Plan Networks, Providers have agreed to provide eye care services and products to Members in the Company's Eye Care Plan at discounts ranging from 5% to 30% off retail prices and discounts ranging from 20% to 60% off retail prices for mail-order contacts and non-prescription eyeglasses. Such services and products are provided by opticians, optometrists and ophthalmologists working at vision care centers managed and administered by the Eye Care Plan Networks. The Eye Care Plan Networks are expected to solicit and contract with additional Providers to participate in the eye care segment of the Company's Networks and have agreed to continue to manage and provide administrative services to Providers in their respective Network.

     Dental Services. The Company's Networks include dental services and products designed to provide savings to Members by reducing the cost of dental examinations and products (the "Dental Plan"). Pursuant to non-exclusive agreements with several national networks of dental service providers, as of December 28, 1998, the Dental Plan was comprised of an aggregate of approximately 20,000 dentists located throughout the United States. Under the Dental Plan, Members are entitled to receive dental services and products, including routine check-ups and cleanings, at a pre-determined discount off the usual and customary amount charged by the Providers.

     Pursuant to the Company's contracts with its Dental Plan Network's, Providers have agreed to provide dental services and products to Members in the Dental Plan at discounts of up to 40% off usual and customary prices. Members in the Dental Plan will have access to networks of dentists throughout the United States, and as the Company expands the Dental Plan, the Dental Plan Networks have agreed to solicit and contract with additional dental Providers to participate in the Networks. The Dental Plan Networks have agreed to continue to manage and provide administrative services to Providers in their respective Network.

     Pharmaceutical Plans. The Company's Networks include a retail pharmaceutical plan (the "Retail Pharmaceutical Plan") and a mail-order pharmaceutical plan (the "Mail-Order Pharmaceutical Plan"). Pursuant to non-exclusive agreements with several networks of national pharmacy chains, as of December 28, 1998, the Retail Pharmaceutical Plan was comprised of approximately 44,000 pharmacies throughout the United States.

     Members enrolling in the Retail Pharmaceutical Plan are able to obtain discounts of up to 50%. Members enrolling in the Mail-Order Pharmaceutical Plan are able to obtain discounts of up to 60%. The Company also receives a small commission from one of its Mail-Order Pharmaceutical Networks for each prescription order filled by such Network, which to date has generated only minimum commissions.

     Hearing Services. The Company's Networks include hearing services and products designed to provide savings to Members by reducing the cost of hearing examinations and products (the "Hearing Plan"). Pursuant to agreements with two national networks of hearing products and service providers, as of December 28, 1998, the Hearing Plan was comprised of an aggregate of approximately 2,000 retail locations throughout the United States. Under the Hearing Plan, Members are entitled to receive hearing services and products, including routine check-ups and hearing aid products and accessory purchases, at a pre-determined discount off the usual and customary amount charged by the Providers.

     Pursuant to the Company's contracts with its Hearing Plan Networks, the Providers have agreed to provide hearing examinations and certain other services at no cost to Members in the Hearing Plan and hearing aid products and accessory purchases at discounts of 15% to 20% off retail prices. Members in the Hearing Plan have access to participating providers throughout the United States, and as the Company expands the Hearing Plan, the Hearing Plan Networks have agreed to solicit and contract with additional Providers to participate in the Networks. The Hearing Plan Networks have agreed to continue to manage and provide administrative services to Providers in their respective Network.

     Chiropractic Services. The Company's Networks include chiropractic services designed to provide savings to Members by reducing the cost of chiropractic examinations and related services (the "Chiropractic Plan"). Pursuant to agreements with several national networks of chiropractic service providers, as of December 28, 1998, the Chiropractic Plan was comprised of an aggregate of approximately 5,000 providers throughout the United States. Under the Chiropractic Plan, Members are entitled to receive chiropractic services, many of which the Company believes were not covered by traditional healthcare insurance, including chiropractic examinations and related services, at a pre-determined discount off the usual and customary amount charged by the Providers.

     Pursuant to the Company's contracts with its Chiropractic Plan Networks, Providers have agreed to provide chiropractic examinations and related services at discounts ranging from 30% to 50% off usual and customary prices. Members in the Chiropractic Plan have access to participating chiropractors throughout the United States. The Chiropractic Plan Networks have agreed to solicit additional Providers to participate in the chiropractic segment of the Company's Networks and have agreed to continue to manage and provide administrative services to Providers in their respective Networks.

     Physical and Occupational Therapy Services. The Company's Networks include physical and occupational therapy services designed to provide savings to Members by reducing the cost of physical and occupational therapy related services (the "Physical Therapy Plan"). Pursuant to agreements with two national networks of physical and occupational therapy service providers, as of December 28, 1998, the Physical Therapy Plan was comprised of an aggregate of approximately 6,500 providers throughout the United States. Under the Physical Therapy Plan, Members are entitled to receive physical and occupational therapy services, including examinations and related services, at a pre-determined discount off the usual and customary amount charged by the Providers.

     Pursuant to the Company's contracts with its Physical Therapy Plan Networks, Providers have agreed to provide physical and occupational therapy services at discounts of up to 20% off usual and customary prices. Members in the Physical Therapy Plan have access to participating providers throughout the United States. The Physical Therapy Plan Networks have agreed to solicit additional Providers to participate in the physical and occupational therapy segment of the Company's Networks and have agreed to continue to manage and provide administrative services to the Providers in their respective Network.

     Vitamins and Supplements. The Company's Networks include access to mail-order vitamin and supplement products. Pursuant to an agreement with a national mail-order network provider of vitamins and supplements, Members are entitled to purchase vitamins and supplements at discounts of up to 60% off retail prices.

     Durable Medical Equipment. The Company's Networks include access to durable medical equipment (the "Durable Medical Equipment Plan"). As of December 28, 1998, the Durable Medical Equipment Plan was comprised of an aggregate of approximately 500 locations through the United States. Under the Durable Medical Equipment Plan and pursuant to an agreement with a national network provider of durable medical equipment, Members can receive home delivery of durable medical equipment by purchasing such equipment by mail at discounts of up to 15% off retail prices.

     The Medical Solutions Card. The Company has recently contracted with a national network of physicians and hospitals to provide discounts ranging from 15-60% on hospital and physician visits, home health care, cardiovascular care and nursing home or long-term care (the "Physicians and Hospital Plan"). The Company recently began marketing this product as the Medical Solutions Card. As of December 28, 1998, the Physician and Hospital Plan was comprised of an aggregate of approximately 350,000 physicians and 3,500 hospitals throughout the United States. The Company is marketing the Medical Solutions Card on a nationwide basis.


     The Savings Solutions Card. The Company has also launched a Savings Solutions Card, offering discounts on medical services and products, pharmacy products, vitamins and supplements, veterinary services and pet products, long-term care and assisted living, home health care, and certain consumer purchases including jewelry, furniture and travel. This product was developed specifically for an organization in the New York and New Jersey area. As of December 28, 1998, the network was comprised of providers in the New York and New Jersey area and the Company anticipates marketing the Savings Solutions Card in certain regions throughout the United States.

ADVANTAGES OF THE SOLUTIONS CARD

     Advantages to Members. In addition to providing access to health care products and services on a discounted fee-for-service basis at the point of purchase, the Company believes the HealthCare Solutions Card, the Savings Solution Card and the Medical Solutions Card (the "Savings Cards") are attractive to Members because of their flexibility and ease of use. The Company's target market includes uninsured individuals who, whether because of their medical history, age or occupation, either do not have insurance or have limited insurance coverage but who seek to access health care products and services at discounted costs. Acceptance into our membership program is unrestricted, and our Savings Cards may be used by any member of the cardholder's household. The Savings Cards cover each person in the Member's immediate household and can be used as often as each participant wishes. In addition, unlike many traditional indemnity or managed care programs, Members have no paperwork or claims to prepare, no waiting periods, and no prior authorizations are required. Moreover, in certain cases, membership in the Company's programs entitle Members to benefits that would otherwise be unavailable or difficult to obtain. In addition, even where a Member may already have insurance for a particular product or service, the Savings Cards entitle Members to various discounted products and services that would typically be excluded from traditional health care insurance, including certain pharmaceuticals, vitamins, growth hormones, oral contraceptives, smoking deterrents and fertility drugs, and certain elective procedures and services.

     Advantages to Providers and Networks. The Company believes that health care providers are attracted to the Company's programs because it enables them to obtain additional patients who are Members while allowing Providers to retain their existing practices. Although Members generally pay fees and charges less than those of non-Members, the incremental business from Members can be an important source of revenue to the Providers, with little or no increase in their overhead costs. However, there can be no assurance that Providers will continue to participate in the Networks even if their participation results in such an increase in revenues since the Member portion of their business may be relatively less profitable. In addition, the Company believes that its programs are attractive to provider networks because it may increase the likelihood that providers will affiliate with provider networks in order to have access to Members, and accordingly, provider networks may realize increased revenues from such affiliations. Further, the Company believes that its programs are attractive to provider networks for the following reasons: (i) providers receive cash at the time services are rendered; (ii) providers are not required to file claims; and (iii) providers are not subject to a waiting period for payment from a third party payor.

     Advantages to Sponsors. The Company believes that the Savings Cards assist Sponsors in their efforts to attract and retain employees by enabling them to offer a more complete health care benefits package. Similarly, as competition between HMOs for participants continues to intensify, the Company believes that the Savings Cards enable HMOs to offer a more complete, and therefore more attractive, array of potential health care benefits. In addition, due to the low cost of the Savings Cards, sponsors may even choose to offer it to part-time employees, who often are not eligible for health care benefits offered to full-time employees. Moreover, because the Savings Cards are discount cards and not insurance products, Sponsors can offer discounts to their employees or members without bearing any economic risk over the annual cost of the cards.

SALES AND MARKETING

     The Company relies primarily upon the services of independent sales representatives, including brokers, agents, consumer marketing organizations and associations, to market the Savings Cards. These arrangements generally provide for commissions based upon a percentage of sales of the Savings Cards, which commissions range from 20% to 50% of the aggregate sales price. The Company believes that there are a large number of independent brokers and other agents nationwide with whom the Company may establish relationships. To date, the Company has entered into numerous agreements with individuals, including individuals affiliated with American Family Life Assurance Company ("AFLAC"), who are expected to serve as independent brokers. The Company intends to continue to contract with additional independent brokers in the future and believes that certain of its Networks may provide the Company with access to additional independent brokers. In addition, the Company maintains an in-house sales force that currently consists of three persons, and the Company may hire additional salespersons as needed in the near term.

     The Company markets the Savings Cards principally to potential Sponsors, including insurance carriers, third party administrators, corporations, HMOs, preferred provider organizations, Blue Cross and Blue Shield organizations and unions, which have, or have access to, a large number of potential Members. The Company believes that its use of independent brokers and third party administrators will not only provide immediate access to specific organizations with potential Members, but will also enable the Company to establish relationships with these individuals and entities who may be gatekeepers to even greater numbers of potential Members through their extensive contacts in their respective industries.

     The Company anticipates that Sponsors will either fund the Savings Card program on behalf of their members or employees so that every eligible individual in the organization becomes a Member or they will offer the Savings Cards to their members or employees as an option where each individual will be responsible for purchasing the Savings Cards and paying the annual fee (either directly or through a payroll deduction plan). The Company also markets the Savings Cards directly to potential Members, particularly in cases where a Sponsor offers the Savings Cards as an unpaid option to its members or employees.

     The Company also markets the Savings Cards as "affinity" cards to selected large Sponsors, including large corporations and consumer marketing organizations. Pursuant to such affinity card arrangements, the Sponsor would be able to custom design, and place its own name on the Savings Cards. In certain cases, the Company's name may not appear on the cards, although the Company would provide access to its Networks, as well as all required fulfillment services. The Company believes that affinity cards will be attractive to certain Sponsors because they will enable the Sponsor to more closely identify itself with the benefit provided to the Member. Moreover, the Company believes that the preexisting relationship, or affinity, between the Sponsor and its employees or members may enhance the likelihood that a potential Member will purchase the cards.

THE PROPRIETARY DATABASE INFORMATION MANAGEMENT SYSTEM

     The Company believes its proprietary database information management system (the "DBIM System")(i) facilitates the Company's ability to process Member applications and access Member and Provider data, (ii) enhances the Company's customer service capabilities and (iii) facilitates the Company's ability to process and pay commissions to brokers and fees to certain Networks. See "--Sales and Marketing." The DBIM System contains information relating to Members, such as eligibility in the respective plan, services and products available to Members, the discounts available to the Member for services and products, locations of Providers and utilization data provided to the Company on a regular basis by each of the Providers in the Networks. The Company believes that the DBIM System enables it to enroll Members electronically, quickly respond to information requests from Members, Sponsors and Providers, assist Members in locating the nearest Provider and facilitate billing and data processing.

     The Company has developed an internet web site at www.solutionscard.com which is accessible by existing and potential Providers, Sponsors, Members and independent sales representatives. Individuals accessing the web site are able to review the health care benefit plans offered by the Company, a list of Providers in the Networks and their locations, the products and services provided by the Providers, the discounts available to Members for services and products and any special promotions. Individuals accessing the Company's internet web site are able to immediately apply for any of the Company's Savings Cards by filling out an application online.

COMPETITION

     The Company believes that a critical element of its business is the competition for a portion of the benefit dollars allocated by various organizations for employee benefit programs. The Company competes for a portion of those dollars with various other cost-containment marketing organizations, pharmacy indemnity programs, retail pharmacies, mail-order prescription, and vitamin and supplement companies, preferred provider organizations, HMOs, health care membership programs and other health care insurance programs for Members and Providers. With respect to its health care services, the Company competes for potential Sponsors, Members and Providers, depending on the geographic area or market, with various entities that have developed discount membership cards which provide national coverage, including a number of companies with longer operating histories and substantially greater financial and other resources than the Company and entities that have developed discount membership cards which provide only regional coverage. The Company also competes with various organizations which provide services and products in specific areas of health care such as eye care services, pharmacy indemnity programs, independent and chain-operated retail pharmacy outlets, retail medical/surgical supply companies and other mail order prescription and, vitamin and supplement companies, HMOs and health care membership programs. Most of these competitors have longer operating histories and have significantly greater financial, marketing and administrative resources than the Company. There can be no assurance that the Company will develop products that achieve greater market acceptance than competitive products or that the Company's competitors will not succeed in developing products that would render the Company's products less competitive or obsolete.

     The Company believes that the broad range of choices of health care benefit packages, its customer service capabilities resulting from the DBIM System, its broad provider base, independent broker market (as opposed to multilevel marketing) and its competitive pricing differentiate it from its competitors and enables it to offer a more comprehensive and cost effective solution to its customers' needs. See "-- Sales and Marketing."

GOVERNMENT REGULATION

     The delivery of health care products and services is subject to extensive federal, state and local regulation, including but not limited to the prohibition of business corporations from providing medical care, fraud and abuse provisions of the Medicare and Medicaid statutes, state laws that prohibit referral fees and fee splitting and certain regulations applicable to insurance companies and certain organizations that provide or arrange for health care services. The Company believes that certain registration and licensing laws and regulations in certain states in which the Company intends to operate may apply to the Company's operations. In addition, statutes and regulations applicable to other health care organizations with which the Company may contract, including without limitation those relating to fee splitting, referral fees, patient freedom of choice, provider rights to participate and anti-discrimination, may impact the Company and may result in the delay or denial of any such organization's participation in the Company's Networks. The utilization fees received by the Company in connection with the Mail-Order Pharmaceutical Plan might be construed to contravene the literal provisions of these statutes and regulations in a number of states in which the Company intends to operate. In addition, certain states in which the Company offers its Savings Cards have taken the position that certain of the discounted services offered by the Company's Networks may be interpreted as prepaid insurance and in such states, the Company and its Networks have modified the services offered in order to comply with such state laws. Although the Company has not obtained any rulings from any governmental authorities or an opinion of counsel with regard to any of these matters, the Company believes that the extent of its compliance with such laws and regulations as they are currently enforced and applicable to the Company is consistent with current industry practices and will not have a material adverse effect on its business. However, legislation in these areas continues to evolve and there can be no assurance that changes in enforcement and compliance practices will not occur in the future, or that existing legislation will not be expanded. In any such event, the Company could be required to effect registration in various additional states, post substantial fidelity or surety bonds and/or meet other financial requirements in connection therewith. Alternatively, the Company could be required to modify the products and services offered by it, modify its contractual arrangements with Networks and Sponsors or be precluded from providing some or all of its products and services in certain states. Any or all of the foregoing consequences, or a determination that the Company is in violation of any applicable laws or regulations, could have a material adverse effect on the Company.

PROPRIETARY RIGHTS

     The DBIM System is a critical component of the Company's ability to provide customer service and process other data. The Company relies on trade secrets to establish and protect its proprietary rights to its DBIM System. However, trade secrets are difficult to protect and there can be no assurance that others will not independently develop substantially equivalent proprietary technology or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to non-patented trade secrets.

     The Company has applied for federal registrations of the service marks "HEALTHCARE SOLUTIONS," "THE SOLUTIONS CARD," "HEALTHCARE SAVINGS. GUARANTEED," and "HEALTHCORE MEDICAL SOLUTIONS, INC.", intends to apply for registration of the service marks "SAVINGS SOLUTIONS", "MEDICAL SOLUTIONS" and certain other service marks from the United States Patent and Trademark Office, but there can be no assurance that such rights will be granted. The Company is aware of several companies who may currently be using variations of the Company's trade names or service marks in connection with certain health care activities and at least one other company who may be using certain of the Company's trade names or service marks in connection with a business that is competitive with the Company's business. There can be no assurance that the Company's trade names or service marks will be found to have proprietary significance or that the Company's rights in such names or marks will be superior to those of other companies who may use such names or marks. Further, there can be no assurance that the Company will not commence litigation to protect its position or that third parties will not in the future claim infringement by the Company with respect to current or future services, trademarks or other rights (including the use of the HealthCare Solutions, Savings Solutions and Medical Solutions names). Any such claims could be time consuming, result in costly litigation or require the Company to change its name or marks, pay damages or other amounts in settlement of any claim or redesign any of its products or services, any of which could have a material adverse effect on the Company's business or operating results. Although the Company intends to take steps that it considers appropriate to protect its intellectual property rights, the Company believes its future success will depend primarily on its ability to effectively market its current products and introduce new products and services or enhancements to existing products, rather than upon legal protections afforded existing intellectual property.

EMPLOYEES

     The Company currently has 16 full-time employees. The Company may hire additional sales, management and administrative personnel, as needed to operate the business. The Company's future success depends in significant part upon the continued service of its executive officers and key personnel and its ability to attract and retain highly qualified sales and marketing and managerial personnel. Competition for such personnel is intense and there can be no assurance that key employees can be retained or that it can attract, assimilate or retain other highly qualified sales and marketing and managerial personnel can be retained in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

RISK FACTORS

     HISTORY OF OPERATING LOSSES; ANTICIPATED FUTURE LOSSES. Since our formation in June 1995, we have experienced significant operating losses. We also expect to incur losses in the future. At September 30, 1998, our accumulated deficit was approximately $6.6 million. Our losses stem principally from expenses associated with the development and marketing of our products. We can not assure you that we will ever achieve significant commercial sales or become profitable.

     LIMITED OPERATING HISTORY. Although we were organized in June 1995, we have only recently contracted with networks of healthcare providers and have made only minimal sales of the HealthCare Solutions Card, the Savings Card and the Medical Solutions Card. The success of our business depends upon several factors, including the quality and quantity of providers in the networks, the acceptance of the Savings Cards by individuals, employers, HMOs, business and other associations, providers of medical benefits and card members, the incentives we offer to independent sales representatives to sell our products and our ability to manage our business. You should be aware of the difficulties we face as a new enterprise, as well as the high rate of failure of new enterprises. Based on the short history of our operations, we cannot assure that we will ever become a profitable business. While we have initiated sales and marketing activities and have generated minimal sales, we have yet to generate significant revenues and may experience many of the problems, delays, expenses and difficulties commonly encountered by early stage companies, many of which are beyond our control. These problems include delays or expenses related to product development and marketing, uncertain market acceptance, lack of sufficient capital, competition, customer service and regulatory compliance, as well as additional costs and expenses that may exceed current estimates. We may not be able to develop a strong cardholder base, to enter into and maintain agreements with a sufficient number of providers that are accessible and acceptable to potential members, to generate any revenues or to ever develop profitable operations.

     NEED FOR SIGNIFICANT ADDITIONAL FUNDS. The proceeds from our initial public offering completed in October 1997 will only be sufficient to fund our operations, at our current utilization rate, until approximately January 2000. Thereafter, we will likely need significant additional funds to continue our operations. Moreover, our future cash requirements may vary significantly from what we expect them to be based on factors such as product development and marketing programs, changes in the forms and direction of our business activities, the timing of receipt of revenues, if any, as well as other factors. We have no commitments for any future funding and we may not be able to obtain additional financing in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If we are unable to obtain the necessary financing, we will have to significantly curtail our activities or cease operations.

     UNPROVEN COMMERCIAL ACCEPTANCE; NEED FOR MARKET ACCEPTANCE. Our success depends on commercial acceptance of our Savings Cards, as well as any other potential products we may offer in the future. Our commercial success will be determined in large part by the acceptance of our Savings Cards by individuals, employers, HMOs, business and other associations, providers of medical benefits and members, as well as our ability to market effectively and to build alliances with network providers. To date, we have made only minimal sales of our Savings Card. We can not assure that we will be able to successfully demonstrate that the benefits associated with the Savings Cards justify the costs of purchasing such cards or that the benefits we offer outweigh benefits offered by either competing medical benefits programs or traditional insurance programs. If we are unable to achieve commercial acceptance of the Savings Cards, we may be forced to cease operations.

     LIMITED MARKETING CAPABILITIES; DEPENDENCE ON THIRD PARTIES FOR MARKETING ACTIVITIES. To a large extent, our operating results will depend upon our ability to successfully market our Savings Cards and other potential products we offer to members. We will continue to expand in these areas and concentrate the limited resources we have at present on defined segments of our target markets. We anticipate that our success will depend, to a significant degree, upon independent brokers, insurance companies, selected marketing organizations and our direct sales efforts to market our products. Although third parties will receive a commission for their services, the success of any alliance will depend in part upon the third parties' own competitive, marketing and strategic considerations, including the relative advantages of alternative competing products. Although we have entered into numerous agreements with independent brokers and insurance agents, we can not assure that third parties will successfully market our products. To the extent that we utilize third parties as a primary distribution source, our ability to control sales and marketing will be limited. We can not assure that we will be able to hire experienced marketing personnel or to establish any additional arrangements with brokers, nor can we be certain that any current or future marketing efforts will be successful or result in any significant sales of our products.

     DEPENDENCE UPON PROVIDERS; POSSIBLE TERMINATION OF PROVIDER AGREEMENTS. The success of our operations will depend, in part, upon our ability to enter into and maintain service agreements with providers of health care products and services which provide for discounts and other pricing terms favorable to our card members. To date, we have entered into non-exclusive service agreements with several Networks. The agreements generally expire after approximately one to three years, but are subject to earlier termination upon the occurrence of certain events, including notice by the other party. We can not assure that the Providers affiliated with Networks with whom we have contracted will actually provide services to Members, that our agreements will be renewed or that our agreements will not be terminated prior to the end of their respective terms. The cancellation of a contract by any provider network may negatively affect our business. Further, we can not assure that we will successfully secure agreements with additional providers or provider networks, nor can we be certain that providers who have agreed to join the network will provide services or cost savings that appeal to members. Our inability to retain our current Providers or to obtain alternate or additional service providers will likely detract from the real or perceived value of our Savings Card and may cause us to curtail or alter our activities or cease operations.

     RISKS RELATED TO THE PHYSICIAN AND HOSPITAL NETWORK BUSINESS. The Company has only recently entered the physician and hospital network business. This business segment is subject to numerous risks, including risks similar to those described in this Form 10-KSB, significant barriers to entry, intense competition with well-capitalized insurance companies and other third party payors, the possible incurrence of significant additional sales and marketing costs to develop this benefits program, certain risks related to health care and government regulations and certain other risks. We are seeking opportunities to expand this business and have entered into a non-binding letter of intent to establish a joint venture with a preferred provider organization that maintains a nationwide network of approximately 300,000 physicians and hospitals. We cannot assure that this letter of intent will lead to the execution of any agreements, nor can we be certain that any such physician and hospital network will ever achieve commercial acceptance. If we are unable to achieve commercial acceptance of this benefit program, we may be forced to curtail or alter our activities or cease operations.

     POSSIBLE EXPOSURE TO LIABILITY. Physicians and other medical entities have become increasingly vulnerable to lawsuits alleging medical malpractice. While we do not intend to practice medicine or control any affiliated provider's practice of medicine, we can not assure that we will not become a party to malpractice litigation in the future. We may also be exposed to claims for personal injuries as a result of the incorrect preparation or packaging of prescriptions or from the pilferage of or tampering with the prescription drugs supplied by pharmacy benefits providers. We will attempt to take precautions to protect us from such claims, including seeking indemnification from such providers, but we can not assure that such precautions will be implemented or will prove adequate. Because we are not permitted to and do not render medical services, we cannot obtain malpractice insurance nor do we maintain errors and omissions insurance. We do, however, maintain general liability insurance in the amount of $2,000,000 which provides general coverage for property damage, business liability and medical payments. We can not assure that we will not be sued for malpractice as the result of the activities undertaken by our providers or that any such suit will not result in a recovery against us in excess of any applicable general liability insurance coverage, which in turn will negatively affect our financial health.

     HEALTH CARE REFORM. In recent years there have been numerous proposals to change the health care system in the United States. We are unable to predict the effect of potential reforms in the health care industry on our business, either by legislative mandate or through self policing mechanisms, particularly those affecting physicians, health care payors and affiliated health systems. A change in the health care system could negatively affect our business.

     GOVERNMENT REGULATION. Numerous federal, state and local regulations affect the health care industry, including the prohibition of business corporations from providing medical care, fraud and abuse provisions of the Medicare and Medicaid statutes, the prohibition against referral fees and fee splitting and statutes regulating insurance companies and other organizations that are associated with health care services. Some of the states in which we intend to operate currently enforce or may in the future implement registration and licensing regulations which may affect our business. In addition, the health care entities with whom we may enter into contracts are subject to a variety of regulations such as those relating to fee splitting, referral fees, patient freedom of choice, provider rights to participate and anti-discrimination. These regulations may result in the delay or denial of any such organization's participation in our network, which in turn, may affect our operations. The practice of receiving utilization for our pharmacy benefits program may, in a number of states, be interpreted to contravene the literal provisions of the statutes and regulations of such states. In addition, certain states in which we offer our Savings Cards have taken the position that certain of the discounted services offered by our Networks may be interpreted as prepaid insurance. We have modified the services offered under the Savings Cards in these states in order to comply with such state laws. At present, we have not obtained any rulings from any governmental authorities, nor have we received an opinion of counsel relating to government regulation of our business. However, we believe that we are in compliance with the laws and regulations that are currently enforced and that apply to our business and conduct our business in a manner consistent with current industry practices. Legislation in these areas continues to evolve and we can not assure that changes in enforcement and compliance practices will not change in the future, nor can we be certain that existing legislation will not expand. If such change or expansion affects our business, we may be required to register in additional states, post substantial fidelity or surety bonds and/or meet other financial requirements. Alternatively, we may be required to modify our products and services, modify our contractual arrangements with providers or even cease conducting business in certain states. If any of the above situations were to occur, or it was determined that we violated any applicable laws or regulations, such an occurrence or determination would negatively affect our business.

     COMPETITION. We believe that a critical element of our business is to compete for a portion of the benefit dollars allocated by various organizations for employee benefit programs. We compete for a portion of those dollars with various other cost-containment marketing organizations, pharmacy indemnity programs, retail pharmacies, mail order prescription companies, preferred provider organizations, HMOs, health care membership programs and other health care insurance programs. Many of these competitors have longer operating histories than we do and have significantly greater financial, marketing and administrative resources. We can not assure that we will ever develop products that achieve greater market acceptance than products and services offered by our competitors, nor can we be certain that our competitors will not develop products that would render our products less competitive or obsolete.

     PROPRIETARY RIGHTS; MANAGEMENT INFORMATION SYSTEMS. Our DBIM System greatly affects our ability to provide customer service and to process important data. We rely on trade secrets and proprietary software to establish and protect the proprietary rights affecting our proprietary DBIM System. However, trade secrets and proprietary software are difficult to protect and we can not assure that others will not independently develop substantially equivalent proprietary technology or otherwise gain access to our trade secrets or disclose such technology, nor can we be certain that we will succeed in meaningfully protecting our rights to non-patented trade secrets. While we have applied for federal registrations of several service marks and proprietary software from the United States Patent and Trademark Office, we can not assure that such rights will be granted or, if granted, that they will provide meaningful protection. Although we intend to take steps that we consider appropriate to protect our intellectual property rights, we believe that the success of our business will depend primarily upon our ability to effectively market our current products, to introduce new products and services or to enhance existing products, rather than on our ability to obtain legal protection over our existing intellectual property.

     RELIANCE UPON DATA PROCESSING; YEAR 2000 COMPLIANCE. Certain aspects of our business, including our customer service capabilities, our ability to timely pay brokers their commissions and pay network providers their fees, are dependent upon the ability to store, retrieve, process and manage data and to maintain and upgrade the data processing systems we currently rely on. Although we believe that we have established appropriate safeguard mechanisms, interruption of data processing capabilities for any extended period of time, loss of stored data, programming errors or other computer problems may affect our ability to attract and retain brokers and networks, which in turn may negatively affect our business. We can not assure that we will not experience problems, delays or unanticipated costs in the use of our current systems.

     We have commenced review of our computer systems to identify the systems that could be affected by the "Year 2000" issue and are currently developing an implementation plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 issue could result in a major system failure or miscalculations, affect our ability to pay commissions and fees to our brokers and networks, as well as our ability to review network providers in a timely manner and could disrupt our business operations. We are utilizing internal personnel, contract programmers and vendors to review our information and operational systems for purposes of identifying Year 2000 non-compliance problems. We have identified two specific areas of risks relating to the Year 2000 problem: internal business systems and software and external noncompliance by third parties including suppliers of participating providers data, suppliers requiring information about our eligibility, financial vendors and sponsors. Although we believe that our computer systems are Year 2000 compliant, we can not assure that our systems will operate as anticipated. In addition, unanticipated issues and problems may arise with our computer systems which could affect our operating results. The inability of third parties, including suppliers of participating provider data, providers and financial vendors to achieve Year 2000 compliance could also affect our ability to conduct business and could negatively affect our business.

     DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL; CONFLICTS OF INTEREST. We depend upon Neal J. Polan, our Chairman and Chief Executive Officer with whom we have an employment agreement, and David L. Mullikin, our President, Chief Operating Officer and acting Chief Financial Officer, as well as principal members of our management team. Mr. Polan devotes approximately 50% of his business time to our business activities. Mr. Polan devotes approximately 50% of his business and investments outside of the Company, some of which are or may be in the health care services field. In the course of his activities, Mr. Polan may occasionally be presented with various business opportunities in the health care services industry. Mr. Polan may present certain of these opportunities to our business, although Mr. Polan has no agreement to do so and we can not be certain that any such opportunities will ever be presented to us. In addition, we have entered into a one-year consulting agreement with Practice Management, Inc., whereby Practice Management, Inc. will market our business to labor groups, managed care entities, preferred provider organizations and third party administrators for an annual fee of $50,000. Mr. Polan has entered into a separate agreement with Practice Management, Inc. whereby Practice Management, Inc. has agreed in exchange for a one-time payment of $50,000 to present to Mr. Polan, in preference to others certain business opportunities; provided, that the agreement between Practice Management, Inc. and Mr. Polan provides that Practice Management, Inc. shall be obligated to first present to the Company prior to Mr. Polan, in his individual capacity, any business opportunities that may be appropriate for our business. These arrangements and agreements may give rise to certain conflicts of interest.

     We currently have only 16 full-time employees. The success of our business will depend partially upon our ability to attract and retain additional skilled personnel to manage our operations. The inability to do so, or the loss of services of certain of our executive officers and directors or other executive officers or key employees that we may hire in the future, may negatively affect the business.

     CONTROL BY MANAGEMENT AND PRINCIPAL STOCKHOLDERS; POTENTIAL ANTI-TAKEOVER EFFECT OF SHARES HAVING DISPROPORTIONATE VOTING RIGHTS. Neal J. Polan, our Chairman and Chief Executive Officer currently owns all of our Class B Common Stock. Mr. Polan also holds the power to vote by proxy an aggregate of 144,000 shares of Class A Common

Stock. As such, Mr. Polan has the power vote shares of Common Stock representing approximately 29.9% of the total voting power held by our stockholders, and therefore has significant control over the outcome of substantially all matters submitted to a vote of the stockholders. Furthermore, the disproportionate vote afforded the Class B Common Stock could impede or prevent a change of control of our company. As such, potential acquirors seeking to acquire control of us through the purchase of Class A Common Stock may be discouraged from doing so, which in turn, could have a depressive effect on the price of our securities.

     POTENTIAL ADVERSE EFFECTS OF PREFERRED STOCK; POSSIBLE ANTI-TAKEOVER PROVISIONS. Our Certificate of Incorporation authorizes us to issue shares of "blank check" preferred stock, which will have such designations, rights and preferences as our Board of Directors may determine from time to time. Accordingly, our Board of Directors is empowered, without stockholder approval (but subject to applicable government regulatory restrictions), to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could negatively affect the voting power or other rights of the holders of the Common Stock. If such preferred stock were to be issued, it could be used, under certain circumstances, to discourage, delay or prevent a change in control of our company. Although we have no present intention to issue any shares of preferred stock, we can not be certain that we will not do so in the future. There is also a Delaware statute regulating business combinations that could discourage, hinder or preclude an unsolicited acquisition of our company and make it less likely that stockholders receive a premium for their shares as a result of such attempt. This Delaware statute may negatively affect the market price of our securities.

     CHARGES AND POTENTIAL CHARGES TO EARNINGS. As a condition to our initial public offering completed in October 1997, the holders of our Class A and Class B Common Stock prior to our initial public offering agreed to place, on a pro rata basis, 900,000 shares, or three-quarters of their outstanding shares of Common Stock before the initial public offering into escrow. These escrow shares will be released only if we attain certain earnings or market price thresholds. The Securities and Exchange Commission has taken the position that in the event any shares are released from escrow to holders who are officers, directors, employees or consultants, a compensation expense will be recorded for financial reporting purposes. Accordingly, if the escrow shares are released, we will recognize for the period in which the earnings thresholds are probable of being met or such stock levels achieved, a substantial non-cash charge to earnings equal to the fair market value of such shares on the date of their release. This kind of charge to earnings may significantly increase our loss or reduce or eliminate earnings, if any, at such time. The recognition of such compensation expense may also have a depressive effect on the market price of our securities.

     In addition, the achievement of defined earnings or market price thresholds affect whether certain warrants issued to Neal J. Polan may be exercised. If
Mr. Polan is able to exercise these warrants, we will recognize during the period in which the earnings thresholds are probable of being met or such stock levels achieved, an additional non-cash charge to earnings equal to the fair market value of the portion of the warrants subject to such earnings or market price thresholds. This charge to earnings may affect our market price and significantly increase our loss or reduce or eliminate earnings, if any, at such time.

     POSSIBLE VOLATILITY OF MARKET PRICE. The market prices of our Units (each Unit consisting of one share of Class A Common Stock and one Class A Warrant), Class A Common Stock and Class A Warrants could fluctuate significantly in response to variations in our development efforts, intellectual property position, government regulation, general trends in the industry and as a result of other factors, including extreme price and volume fluctuations which have been experienced by the securities markets from time to time.

     SHARES ELIGIBLE FOR FUTURE SALE; EFFECT OF OUTSTANDING OPTIONS AND WARRANTS; EXERCISE OF REGISTRATION RIGHTS. Future sales of our securities by existing securityholders through the exercise of outstanding registration rights or through the issuance of shares of Class A Common Stock upon exercise of options, warrants or otherwise may decrease the price of our securities. Of the 3,018,000 shares of Class A Common Stock outstanding as of December 28, 1998, approximately 2,024,000 shares of Class A Common Stock are freely tradeable without restriction under the Securities Act of 1933, as amended, except if any shares are purchased by "affiliates" as defined in Rule 144 under the Securities Act. The remaining 994,000 shares of Class A Common Stock outstanding are "restricted securities" as that term is defined in Rule 144 under the Securities Act, and under certain circumstances may be sold without registration under Rule 144 or otherwise. In addition, we have filed a Registration Statement with the Securities and Exchange Commission registering approximately 1,100,000 outstanding Redeemable Class A warrants for resale and approximately 3,400,000 shares of Class A Common Stock, of which approximately 3,150,000 shares of Class A Common Stock are issuable upon exercise of outstanding Class A warrants and other warrants. The remaining approximately 250,000 shares of Class A Common Stock are being registered for resale by certain stockholders of the Company. In addition, the holders of the Unit Purchase Option to purchase a total of 352,000 shares of Class A Common Stock (assuming exercise of the underlying Class A Warrants) issued in our initial public offering have certain demand and "piggy-back" registration rights. Sales of Class A Common Stock or the possibility of such sales in the public market may negatively affect the market price of our securities.

     We have outstanding 3,473,000 warrants (including the Class A Warrants) to purchase a total of 3,473,000 shares of Class A Common Stock and a Unit Purchase Option to purchase a total of 352,000 shares of Class A Common Stock, assuming exercise of the underlying Class A Warrants. We have also reserved for issuance 200,000 shares of Class A Common Stock under our 1997 Stock Option Plan. To date, options to purchase 159,500 shares (net of forfeitures) have been granted under our 1997 Stock Option Plan. 216,000 shares of Class A Common Stock will also be issued upon conversion of the 216,000 shares Class B Common Stock which we have outstanding. The existence of these securities could decrease the price of our outstanding securities. If any of these securities are exercised, the value of the Class A Common Stock held by public investors will be diluted if the value of such stock immediately prior to the exercise of such securities exceeds their exercise price, with the extent of such dilution depending upon such excess. These securities afford the holders the opportunity, at nominal cost, to profit from a rise in the market price of the Class A Common Stock, which may negatively affect the terms upon which we could issue additional Class A Common Stock during such term. In addition, holders of warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the warrants and options. Further, while these securities are outstanding, our ability to obtain additional financing on favorable terms may be negatively affected.

     POSSIBLE DELISTING OF SECURITIES FROM THE NASDAQ STOCK MARKET. While our Units, Class A Common Stock and Class A Warrants are listed on the Nasdaq SmallCap Market, we can not assure that we will, on an ongoing basis, meet the criteria for continued listing. Continued inclusion on Nasdaq would require that
(i) we maintain (A) net tangible assets of at least $2,000,000, (B) net income of $500,000 in two of the last three years, or (C) market capitalization of at least $35,000,000, (ii) the minimum bid price of the Class A Common Stock be $1.00 per share, (iii) there be at least 500,000 shares in the public float valued at $1,000,000 or more, (iv) the Class A Common stock have at least two active market markers and (v) the Class A Common Stock be held by at least 300 holders. From time to time, our Class A Common Stock has traded below the $1.00 minimum bid price requirement.

     If we are unable to satisfy Nasdaq's maintenance requirements, our securities may be delisted from Nasdaq and trading, if any, in these securities would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board" and could also be subject to additional restrictions. Consequently, the liquidity of these securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions and lower prices for our securities that may result.

     NO DIVIDENDS. We have not paid any cash dividends on our Class A Common Stock and do not expect to declare or pay any cash or other dividends in the foreseeable future.

     POTENTIAL ADVERSE EFFECT OF REDEMPTION OF WARRANTS. We may redeem the Class A Warrants at a redemption price of $.05 per Warrant upon not less than 30 days' prior written notice if the closing bid price of the Class A Common Stock averaged in excess of $9.10 per share for 30 consecutive trading days ending within 15 days of the notice. Redemption of the Class A Warrants could force the holders (i) to exercise the Warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, (ii) to sell the Warrants at the then current market price when they might otherwise wish to hold the Warrants, or (iii) to accept the nominal redemption price which, at the time the Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants.

     CURRENT PROSPECTUS AND STATE REGISTRATION TO EXERCISE WARRANTS. Holders of Class A Warrants will be able to exercise the Warrants only if (i) a current prospectus under the Securities Act relating to the securities underlying the Warrants is then in effect and (ii) such securities are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of Warrants reside. Although we have undertaken and intend to use our best efforts to maintain a current prospectus covering the securities underlying the Class A Warrants to the extent required by Federal securities laws, we can not assure we will be able to do so. The value of the Class A Warrants may be greatly reduced if a prospectus covering the securities issuable upon the exercise of the Class A Warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of Class A Warrants reside. Persons holding Class A Warrants who reside in jurisdictions in which such securities are not qualified and in which there is no exemption will be unable to exercise their Class A Warrants and would either have to sell their Warrants in the open market or allow them to expire unexercised. If and when the Class A Warrants become redeemable by their terms, we may exercise our redemption right even if it is unable to qualify the underlying securities for sale under all applicable state securities laws.

     RISKS OF LOW-PRICED OR "PENNY" STOCK. If our securities were delisted from Nasdaq (See "-- Possible Delisting of Securities from The Nasdaq Stock Market, Inc."), they could become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker-dealers which sell such securities except in transactions exempted by such Rule, including transactions meeting the requirements of Rule 505 or 506 of Regulation D under the Securities Act and transactions in which the purchaser is an institutional accredited investor (as defined) or an established customer (as defined) of the broker or dealer. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such rule may adversely affect the ability of broker-dealers to sell our securities.

     SEC regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     The above required penny stock restrictions will not apply to our securities if such securities are listed on Nasdaq and have certain price and volume information provided on a current and continuing basis or meet certain minimum net tangible assets or average revenue criteria. We can not assure that our securities will qualify for exemption from these restrictions. In any event, even if our securities were exempt from such restrictions, they would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Securities and Exchange Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Securities and Exchange Commission finds that such a restriction would be in the public interest. If our securities were subject to the rules on penny stocks, it may severely negative impact the market liquidity of our securities.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently leases approximately 4,000 square feet of office space in Grandview, Missouri for its executive offices pursuant to a lease agreement that provides for monthly rent of approximately $2,300 and expires in October 1999. The Company also reimburses an entity affiliated with the Company's Chairman and Chief Executive Officer approximately $3,000 per month for the use of certain office space in New York, New York. The Company believes that such office space will be suitable for the current and anticipated needs of the Company.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security-holders of the Company.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Since October 14, 1997, the date of the Company's initial public offering (the "IPO"), the Company's Units, each Unit consisting of one share of Class A Common Stock and one Class A Warrant, have traded on the Nasdaq SmallCap Market under the symbol HMSIU. The Company's Class A Common Stock and Class A Warrants have traded on the Nasdaq SmallCap Market under the symbols HMSI and HMSIW, respectively, since February 10, 1998. The following sets forth the average of the high and low bid prices of the Class A Common Stock for the fiscal year ended September 30, 1998 as reported by The Nasdaq Stock Market, Inc.

                                                             Bid Prices
                                                        --------------------
                                                        High             Low
                                                        ----             ---

Year ended
September 30, 1998

Second Quarter (commencing February 10, 1998)(1)       3 1/4             3 1/4
Third Quarter                                          2                   5/8
Fourth Quarter                                         1 1/8               5/8

     (b) The number of holders of record of the Company's Class A Common Stock as of December 28, 1998 was 18 holders.

     During the quarter ended September 30, 1998, a portion of the net proceeds from the Company's IPO were used (i) to make principal and interest payments in the amount of approximately $14,000 on a capital lease entered into in April 1997; (ii) to purchase equipment in the amount of approximately $5,000 and (iii) for working capital purposes in the amount of approximately $662,000. The remaining portion of the net proceeds from the IPO and other available cash in the amount of approximately $4,040,000 has been invested in short-term interest-bearing, investment grade securities.

     (c) The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain all earnings, if any, for use in the expansion of the Company's business. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

----------

(1) The Company's Class A Common Stock did not begin trading separately on the Nasdaq Small Cap Market until February 10, 1998. Therefore, the average of the high and low bid prices of the Class A Common Stock for the first quarter for the year ended September 30, 1998 is not available.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     The Company markets and administers a health care benefit services program designed to enable Members to obtain discounts on purchases of health care products and services through Networks of health care providers with which the Company has executed provider agreements. The Company's revenues are derived principally from the receipt of annual or monthly enrollment fees paid by or on behalf of Members for the right to obtain discounts at the point of purchase from providers in the Networks. A significant portion of the Company's revenue is received in the form of monthly bank drafts and monthly payroll deductions made by employers on behalf of their employees. Accordingly, all monthly payment sales and their corresponding expenses, including sales commissions and provider fees, will be recognized in the monthly periods for which they are billed. However, since the initial cost of delivering the cards to the Company's customers will be incurred and expensed in the first month, the gross profit associated with each new individual card issued will be lower in the month of issuance than in the remaining eleven months prior to the card's expiration date. In addition, since all renewal cards will be subject to the same costs of issuance, this twelve month pattern of lower gross profits in the first month will likely continue for any renewal periods. We offer a full money back guarantee to annual members who, if during the first 90 days, are not completely satisfied with any of our Savings Cards. We recognize revenues from the sale of our annual Savings Cards on a monthly basis ratably over the life of the membership subsequent to the expiration of the money back guarantee period.

     During the fiscal year ended September 30, 1998, the Company's primary activities have consisted of (i) completing the design and development of the DBIM System, which the Company believes facilitates data processing and enhances its customer service capabilities, (ii) expanding the Networks and the types of services covered by the Providers, (iii) increasing the Company's sales and marketing force and (iv) expanding the Company's products. To date, while only minimal sales of the Savings Cards have taken place, the Company believes that its activities have positioned it for future growth, However, there can be no assurance that the Company will successfully maintain or expand the Networks and/or market the Savings Cards.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS:

     FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1998. Revenues of approximately $84,000 were generated during the fiscal year ended September 30, 1998 ("Fiscal 1998") compared to no revenues during the fiscal year ended September 30, 1997("Fiscal 1997"). This increase resulted primarily from the commencement of the Company's sales and marketing of its HealthCare Solution Card following the IPO.

     Selling, general and administrative expenses decreased by approximately 12.4% from approximately $2,489,000 in Fiscal 1997 to approximately $2,180,000 in Fiscal 1998 primarily as a result of non-recurring, non-cash charges of approximately $789,000 relating to the fair market value adjustments of certain warrants and shares of capital stock issued to two stockholders of the Company in Fiscal 1997. This decrease was partially offset by (i) an increase in compensation paid as a result of an increase in the number of employees at the Company following the IPO (ii) an increase in sales and marketing expenses to support growth in provider Networks and customer and sales support and (iii)
 an increase in rent expense due to the installation of the Company's telephone system.

     Interest expense decreased by approximately 90.9% from approximately $778,000 in Fiscal 1997 to approximately $71,000 in Fiscal 1998. This decrease was due to the repayment of certain notes (the "Bridge Notes") issued in a Bridge Financing completed in February and March 1997 (the "Bridge Financing") and amortization of approximately $610,000 being recognized in Fiscal 1997. Interest income increased by approximately 901% from approximately $25,000 in Fiscal 1997 to approximately $253,000 in Fiscal 1998 primarily as a result of the investment of the net proceeds of the Company's IPO.

     Net loss decreased by approximately 38.7% from approximately $3,242,000 in Fiscal 1997 to approximately $1,987,000 in Fiscal 1998 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company utilizes capital resources primarily for general corporate purposes and to support anticipated growth. At September 30, 1998, the Company had working capital of approximately $4,025,000 including cash and cash equivalents of approximately $4,040,000.

     Net cash used in operating activities was approximately $2,395,000 for Fiscal 1998. Net cash used in operating activities primarily consisted of the Company's net loss of approximately $1,987,000 and accounts payable of approximately $432,000.

     Net cash used in investing activities was approximately $88,000 for Fiscal 1998. The Company's uses of cash in investing activities related exclusively to the acquisition of property and equipment.

     Net cash provided by financing activities for the Fiscal 1998 was approximately $6,376,000. The Company realized net proceeds of approximately $8,748,000 in connection with its IPO which was completed in November 1997 in which it sold to the public 2,024,000 units at $5.00 per unit (which consisted of one share of Class A common stock and one redeemable Class A warrant to purchase one share of Class A common stock at an exercise price of $6.50 at any time until October 2002), of which approximately $2,300,000 was utilized to repay the Bridge Notes issued in the Bridge Financing which was completed in February and March 1997, approximately $104,000 was utilized in repayment of other notes payables, and approximately $54,000 was used in principal payments under capital lease obligations.

     The Company intends to use the remaining proceeds of the IPO to implement its business plan, which includes the refinement, sales and marketing of its Savings Cards. In addition, from time to time, the Company evaluates possible acquisitions or investments in businesses and products that are complementary to those of the Company and the Company may use a portion of the remaining proceeds of the IPO in connection with any such potential acquisition or investment. However, the Company currently has no present commitments or agreements with respect to any material acquisition or investment.

     The Company expects to continue to incur substantial costs in the near term in connection with its sales and marketing activities, all of which are expected to be financed from a substantial portion of the remaining proceeds of the IPO. The Company also expects that general and administrative costs necessary to support the establishment of a sales and marketing organization and other infrastructure will increase in the future. Unless the Company is able to generate significant commercial sales of the its Savings Cards, the Company will continue to incur operating losses. There can be no assurance that the Company will ever achieve profitable operations.

     The Company believes that its existing resources will provide the necessary liquidity and capital resources to sustain its planned operations until January 2000. In the event that the Company's internal estimates relating to its planned expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will likely require substantial additional financing after such time, which financing could be in the form of equity or debt financing or money received in connection with collaborative arrangements, that may be entered into in the future. The Company has no commitments for any future financing and there can be no assurance as to the availability or terms of any required additional financing, when and if needed. In the event that the Company fails to raise the funds it requires, it may be necessary for the Company to significantly curtail its activities or cease operations.

     YEAR 2000 COMPLIANCE. Certain aspects of the Company's business, including its customer service capabilities, the Company's ability to timely pay brokers their commissions and pay network providers their fees, are dependent upon the ability to store, retrieve, process and manage data and to maintain and upgrade the data processing system the Company currently relies on. Although the Company believes that it has established appropriate safeguard mechanisms, interruption of data processing capabilities for any extended period of time, loss of stored data, programming errors or other computer problems may affect its ability to attract and retain brokers and networks, which in turn may negatively affect its business. The Company can not assure that it will not experience problems, delays or unanticipated costs in the use of its current system.

     The Company has commenced review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is currently developing an implementation plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 issue can arise at any point in the Company's processing, distribution and financial chains and could result in a major system failure or miscalculations, affect its ability to pay commissions and fees to its brokers and networks, as well as its ability to review network providers in a timely manner and on the whole disrupt its business operations.

     The Company is utilizing internal personnel, contract programmers and vendors to review its information and operational systems, including the DBIM System, for purposes of identifying Year 2000 non-compliance problems. The Company has identified two specific areas of risks relating to the Year 2000 problem: internal business systems and software and external noncompliance by third parties including suppliers of participating providers data, suppliers requiring information about our eligibility, financial vendors and the Company's members.

     Internal Business Systems and Software - The Company's systems, including the DBIM System, were developed utilizing program source code and off-the-shelf software that was Year 2000 compliant. The total estimated cost of the hardware, software and installation cost of the Company's system, including the DBIM System system, was approximately $600,000, a portion of which was allocated to year 2000 compliance. All available upgrades for off-the-shelf products (which include Year 2000 compliance) have been loaded and are in active use. The Company's telephone system vendors have indicated Year 2000 compliance including services relating to long distance, local, 1-800, telephone switch and audix.

     External Non-Compliance by Third Parties - Suppliers of Participating Providers Data - A survey of all suppliers of participating providers data has been conducted and is 90% completed. Of the suppliers who have responded to our survey, all have indicated that they are Year 2000 Compliant, although the Company can not guarantee that the remaining suppliers are Year 2000 compliant.

     External Non-Compliance by Third Parties - Suppliers Requiring Information About Eligibility. A survey of all suppliers requiring information about the Company's eligibility has been conducted with an 85% response rate to date. Two pharmacy benefits management suppliers with whom the Company has contracts have indicated that they are Year 2000 compliant. However, the Company can not guarantee that other pharmacy benefits management suppliers with whom it has arrangements are Year 2000 compliant. Year 2000 non-compliance by pharmacy benefits management companies that require information about the Company's eligibility may negatively affect the Company's business.

     To the extent that the Company determines that any of its suppliers' responses to the Year 2000 issue are unsatisfactory, it will consider alternate sources of suppliers. The Company can not assure that it will be successful in finding such alternative suppliers.

     External Non-Compliance by Third Parties - Financial Vendors - Financial vendors such as the Company's merchant bank and credit card processor have not yet been surveyed. The Company expects that such surveys will be conducted no later than the first quarter of 1999. To the extent that the Company's financial vendors are not Year 2000 compliant, the Company will consider alternate sources of financial vendors who are Year 2000 compliance. The Company can not assure that it will be successful in finding such alternative financial vendors.

     External Noncompliance by Third Parties- Sponsors. The Company does not currently have any formal information abot the status of its Sponsors and the Year 2000 issue. The Company has, however, received indications that most of the Company's Sponsors are in the process of becoming Year 2000 compliant. Year 2000 non-compliance by any of the Company's subscribers may negatively affect the Company's business.

     Through September 30, 1998, the Company incurred costs of approximately $600,000 to update the Company's systems, a portion of which was allocated to year 2000 compliance. In addition, the Company has incurred additional costs in connection with the Company's review of internal and external systems compliance, none of which is material.The Company does not anticipate that it will incur any additional material costs associated with addressing Year 2000 issues.

     The impact of the Year 2000 problem on the Company's business as presented is based on the management's best estimates at the present time. The Company does not expect these estimates to change substantially.

     Such estimates are based on the results of the Company's internal review of its information and operational systems and formal surveys received from third parties to date. The Company can not assure that these estimates are accurate. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 modification plans, implementation success by key third-parties, and other factors. New developments may occur that could affect the Company's estimates of the amount of time and costs needed to modify and test its information and operational systems for Year 2000 compliance. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area; (ii) the ability to locate and correct all relevant date-sensitive codes in its information and operational systems; (iii) unanticipated failures in its information and operational systems; and (iv) the planning and Year 2000 compliance success that third-parties attain. The Company has not yet determined the extent of contingency planning that may be required.

     The Company cannot determine the impact of these potential developments on the current estimate of probable costs of making its systems Year 2000 compliant. Accordingly, the Company is not able to estimate its possible future costs beyond the current estimates of costs. As new developments occur, these cost estimates may be revised to reflect the impact of these developments on the costs to the Company of making its systems Year 2000 compliant. Such revisions in costs could have a material adverse impact on the Company's results of operations in the quarterly period in which they are recorded. Although the Company considers it unlikely, such revisions could also have a material adverse effect on the business, financial condition or results of operations of the Company.

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

ITEM 7. FINANCIAL STATEMENTS

        Report  of Independent Accountants

        Balance Sheet as of September 30, 1998 and 1997

        Statements of Operations for the years ended September 30, 1998 and 1997

        Statements of Stockholders' Equity for the years ended September 30, 1998 and 1997

        Statements of Cash Flows for the years ended September 30, 1998 and 1997

        Notes to the Financial Statements

        This information appears in a separate section of this Report following
        Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                    PART III

     The information called for by Item 9 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange
Act), Item 10 (Executive Compensation), Item 11 (Security Ownership of Certain Beneficial Owners and Management), and Item 12 (Certain Relationships and Related Transactions) is incorporated by reference from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

          3.1* -- Amended and Restated Certificate of Incorporation of the
                  Registrant
          3.2* -- By-laws of the Registrant
          4.1* -- Form of Bridge Note
          4.2* -- Bridge Warrant Agreement
          4.3* -- Form of Warrant Agreement
          4.4* -- Form of Representative's Unit Purchase Option
          5.1* -- Opinion of Bachner, Tally, Polevoy & Misher LLP
         10.1* -- 1997 Stock Option Plan
         10.2* -- Amended and Restated Escrow Agreement dated as of July 31,
                  1997 by and between the Registrant, American Stock Transfer & Trust Company and certain stockholders of the Registrant
         10.3* -- Form of Network Provider Agreement
         10.4* -- Form of Indemnification Agreement
         10.5* -- Lease Agreement for office space in Grandview, Missouri between the Registrant and J.C. Nichols Company, as amended by an Assignment and First Amendment of Lease dated July 18, 1997.
         10.6* -- Voting Agreement dated June 5, 1997 by and between Theodore W.
                  White, Jr. and Neal J. Polan
         10.7* -- Form of Broker Agreement
         10.8* -- Agreement between M.K.D. Capital Corp. and the Registrant, as amended.
         10.9 -- Employment Agreement dated as of September 30, 1998 between the registrant and Neal J. Polan.

         27.1  -- Financial Data Schedule

-----------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-28233) declared effective by the Securities and Exchange Commission on October 14, 1997.

(b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Report of Independent Auditors............................................. F-2

Balance Sheet as of September 30, 1998..................................... F-3

Statements of Operations for the years ended September 30, 1998 and 1997 .. F-4

Statements of Changes in Stockholders' Equity for the years ended
September 30, 1998, 1997 and 1996.......................................... F-5

Statements of Cash Flows for the years ended September 30, 1998 and 1997    F-6

Notes to Financial Statements.............................................. F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
HealthCore Medical Solutions, Inc.
Grandview, Missouri

We have audited the accompanying balance sheet of HealthCore Medical Solutions, Inc. (the business successor to MegaVision, L.C.) as of September 30, 1998 and the related statements of operations, changes in stockholders' equity/(capital deficiency) and cash flows for the years ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of HealthCore Medical Solutions, Inc. as of September 30, 1998 and the results of its operations and its cash flows for the years ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.

As described more fully in Note A to the financial statements, the business of the Company was conducted by MegaVision, L.C. prior to the merger in February 1997.



Richard A. Eisner & Company, LLP


Florham Park, New Jersey
December 2, 1998

HEALTHCORE MEDICAL SOLUTIONS, INC.
SUCCESSOR TO MEGAVISION, L.C.

BALANCE SHEET
SEPTEMBER 30, 1998


ASSETS
Current assets:
   Cash and cash equivalents                                        $ 4,040,449
   Prepaid expenses and other current assets                            163,453
                                                                    -----------

     Total current assets                                             4,203,902
                                                                    -----------

Property and equipment, net                                             210,841
Other assets                                                             15,570
                                                                    -----------

                                                                        226,411
                                                                    -----------

                                                                    $ 4,430,313
                                                                    ===========

LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                            $   114,886
   Current portion of obligation under capital lease - affiliate         63,988
                                                                    -----------

     Total current liabilities                                          178,874

Obligation under capital lease - affiliate                               18,632
                                                                    -----------

     Total liabilities                                                  197,506
                                                                    -----------

Commitment and other matters

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares
Common stock, $.01 par value:
   Class A, authorized, 19,784,000 shares; issued
   and outstanding 3,018,000 shares                                      30,180
   Class B, authorized, 216,000 shares; issued and outstanding
   216,000 shares                                                         2,160
Additional paid-in capital                                           10,755,932
Accumulated deficit                                                  (6,555,465)
                                                                    -----------

     Total stockholders' equity                                       4,232,807
                                                                    -----------

                                                                    $ 4,430,313
                                                                    ===========


See notes to financial statements                                            F-3

HEALTHCORE MEDICAL SOLUTIONS, INC.
SUCCESSOR TO MEGAVISION, L.C.

STATEMENTS OF OPERATIONS (NOTE A)

                                                       YEAR ENDED SEPTEMBER 30,
                                                      -------------------------
                                                         1998          1997*
                                                      -----------   -----------
Revenues:
   Membership revenues                                $    84,402
                                                      -----------   -----------

Costs and expenses:

   Costs of membership                                     73,506

   General and administrative                           1,794,457   $ 2,183,067

   Selling and marketing                                  385,462       306,213

   Interest expense                                        71,463       778,136
                                                      -----------   -----------

     Total                                              2,324,888     3,267,416
                                                      -----------   -----------
Loss before other income                               (2,240,486)   (3,267,416)

Other income - interest                                   253,302        25,491
                                                      -----------   -----------
NET LOSS                                              $(1,987,184)  $(3,241,925)
                                                      ===========   ===========

Basic and diluted net loss per common share               $(.89)       $(12.07)
                                                          =====        ========

Weighted average number of common shares outstanding    2,220,466       268,677
                                                      ===========   ===========

----------
* Reclassified to conform to current year's presentation



See notes to financial statements                                            F-4

HEALTHCORE MEDICAL SOLUTIONS, INC.
SUCCESSOR TO MEGAVISION, L.C.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY\CAPITAL DEFICIENCY (NOTE A)

                                                              COMMON STOCK
                                               -----------------------------------------
                                                     CLASS A                CLASS B        ADDITIONAL
                                              -------------------     ------------------      PAID-IN     ACCUMULATED
                                                SHARES    AMOUNT      SHARES      AMOUNT      CAPITAL       DEFICIT         TOTAL
                                              ---------  --------     -------   ---------   -----------   ------------   -----------
BALANCE - SEPTEMBER 30, 1996                    684,000  $  6,840     144,000   $   1,440   $ 1,242,998    $(1,326,356)  $  (75,078)
Common stock issued                             132,000     1,320     216,000       2,160       378,960                     382,440
Conversion of debt to common stock               24,000       240                                47,985                      48,225
Warrants issued in connection with the bridge
units, net of costs of $4,823                                                                   305,677                     305,677
Compensatory warrants issued                                                                    416,922                     416,922
Conversion of Class B shares to Class A shares  144,000     1,440    (144,000)     (1,440)
Net loss                                                                                                    (3,241,925)  (3,241,925)
                                              ---------  --------     -------   ---------   -----------   ------------   -----------

BALANCE - SEPTEMBER 30, 1997                    984,000     9,840     216,000       2,160     2,392,542     (4,568,281)  (2,163,739)
Compensatory common stock issued                 10,000       100                                 8,650                       8,750
Common stock issued                           2,024,000    20,240                             8,354,740                   8,374,980

Net loss                                                                                                    (1,987,184)  (1,987,184)
                                              ---------  --------     -------   ---------   -----------   ------------   -----------

BALANCE, SEPTEMBER 30, 1998                   3,018,000  $ 30,180     216,000   $   2,160   $10,755,932   $ (6,555,465)  $4,232,807
                                              =========  ========     =======   =========   ===========   ============   ==========


See notes to financial statements                                            F-5

HEALTHCORE MEDICAL SOLUTIONS, INC.
SUCCESSOR TO MEGAVISION, L.C.

STATEMENTS OF CASH FLOWS (NOTE A)

                                                                        YEAR ENDED SEPTEMBER 30,
                                                                     ---------------------------
                                                                         1998            1997
                                                                     ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $ (1,987,184)   $(3,241,925)
   Adjustments to reconcile net loss to net cash (used in) operating
     (used in) operating activities:
       Depreciation and amortization                                       52,462         52,055
       Amortization of discount on notes payable - bridge units            31,764        609,759
       Common stock and warrants issued for services                        8,650        789,212
       Write-down of worthless equipment                                                  32,865
       Changes in:
         Prepaid expenses and other assets                                (68,824)      (105,906)
         Accounts payable and accrued expenses                           (431,744)       440,553
         Other liabilities                                                                (8,493)
                                                                     ------------   ------------
           Net cash (used in) operating activities                     (2,394,876)    (1,431,880)
                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                  (87,672)       (31,512)
                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in bank overdraft                                                             (9,914)
   Decrease (increase) in restricted cash                                  85,000        (85,000)
   Proceeds (repayment) of notes payable - bridge units                (2,300,000)     1,695,323
   Proceeds from notes payable                                                            41,031
   Repayment of notes payable                                            (103,600)
   Principal payments on obligation under capital lease                   (53,567)       (13,791)
   Net proceeds from issuance of common stock                           8,747,814         10,150
   Proceeds from issuance of warrants                                                    305,677
   Deferred offering costs                                                              (332,734)
                                                                     ------------   ------------
           Net cash provided by financing activities                    6,375,647      1,610,742
                                                                     ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               3,893,099        147,350

Cash and cash equivalents - beginning of year                             147,350
                                                                     ------------   ------------
CASH AND CASH EQUIVALENTS - END OF YEAR                              $  4,040,449    $   147,350
                                                                     ============    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest                                                        $    177,700    $    30,377

See Notes C and H for information regarding noncash investing and financing activities


See notes to financial statements                                            F-6

HEALTHCORE MEDICAL SOLUTIONS, INC.
SUCCESSOR TO MEGAVISION, L.C.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998


NOTE A - THE COMPANY AND BASIS OF PRESENTATION

HealthCore Medical Solutions, Inc. ("HealthCore" or the "Company") was organized as a Delaware corporation in February 1997 and was in the development stage through September 30, 1997. The year ended September 30, 1998 is the first year during which it is considered an operating company. The Company markets and administers health care service discount programs (the "HealthCare Solutions Card") which are designed to enable participants (members), who are enrolled through various organizations such as insurance carriers, corporations, and unions to realize savings on purchases of products and services. These savings will be obtained through a company-organized network of providers, such as opticians, chiropractors, optometrists, hearing specialists, pharmacists, dentists, physical therapists, physicians and hospitals. The Company is the business successor to MegaVision, L.C.

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]     CASH AND CASH EQUIVALENTS:

        Cash and cash equivalents include cash on hand, demand deposits and all highly liquid investments with a maturity of three months or less at the time of purchase. As of September 30, 1998, $4,007,700 was held in a money market mutual fund.

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

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998

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

[4]   REVENUE RECOGNITION:

      Membership revenues are recognized ratably over the life of the membership for the period subsequent to the expiration of the money back guarantee, if any.

[5]   NET LOSS PER COMMON SHARE:

      In February 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which is effective for periods ended after December 15, 1997 and requires that, upon adoption, all prior periods be restated. As a result of the adoption of FAS 128 and related interpretations the net loss per share for the year ended September 30, 1997 increased by $3.29.

      Basic per common share data has been computed on the basis of the loss for the period dividend by the weighted average shares outstanding during the period excluding 900,000 shares placed in escrow (see Note H[1]). All warrants and stock options which are potentially dilutive securities have been excluded from the calculation since they would be anti-dilutive.

[6]   STOCK-BASED COMPENSATION:

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") allows companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net loss had the fair value of the options been expensed. The Company has elected to apply APB 25 in accounting for its employee stock options incentive plans.


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment (at cost) as of September 30, 1998 consists of:

           Equipment                                        $ 283,844
           Leasehold improvements                              46,391
                                                            ---------

                                                              330,235
           Less accumulated depreciation and                  119,394
           amortization
                                                            ---------

                                                            $ 210,841
                                                            =========

In April 1997, the Company acquired equipment under capital leases aggregating $175,865. Depreciation expense on this equipment totaled $35,173 and $17,587 for the years ended September 30, 1998 and 1997, respectively.


NOTE D - DEFERRED OFFERING COSTS

As of September 30, 1997, the Company incurred $372,734 of incremental costs in connection with the initial public

HEALTHCORE MEDICAL SOLUTIONS, INC.
SUCCESSOR TO MEGAVISION, L.C.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998

offering ("IPO") of its common stock. Upon consummation of the offering during the year ended September 30, 1998, the deferred offering costs were charged against the gross proceeds of the offering.


NOTE E - RELATED PARTY TRANSACTIONS

During the year ended September 30, 1997, stockholders loaned the Company $160,553. Interest expense, at rates ranging from 8.5% to 11% per annum, aggregated $2,231. Additionally, beginning in November 1996, the Company has rented office space from an affiliate of the Chairman of the Board. Rent expense related to this office space amounted to $21,500 and $10,000 for the years ended September 30, 1998 and 1997, respectively.

From April through June 1997, the Company loaned $37,200 to a former officer bearing interest from 8% to 10% per annum, collateralized by 15,000 shares of the Company's Class A common stock. Principal payments were payable through March 1999. During the year ended September 30, 1998, principal payments aggregated $400. As of September 30, 1998, the outstanding principal balance of $36,800 is in default and, during 1998, the Company established an allowance of $22,000.


NOTE F - OBLIGATION UNDER CAPITAL LEASE

In April 1997, the Company entered into an obligation under a capital lease, with an affiliate of a stockholder, due in monthly installments of $6,472, including interest imputed at 25%, through January 2000. The following are the minimum future lease payments:

                   Year Ending
                  September 30,
                  -------------

                     1999                                          $   71,192
                     2000                                              25,888
                                                                   ----------
                                                                       97,080
            Less amount representing interest                          14,460
                                                                   ----------

            Present value of net minimum lease payments                82,620
            Less present value of net minimum lease payments
               due within one year                                     63,988
                                                                   ----------

                                                                   $   18,632
                                                                   ==========

Interest expense for the years ended September 30, 1998 and 1997 aggregated $30,570 and $12,099, respectively.

HEALTHCORE MEDICAL SOLUTIONS, INC.
SUCCESSOR TO MEGAVISION, L.C.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998

NOTE G - NOTES PAYABLE - BRIDGE UNITS

In February and March 1997, the Company sold 46 Bridge Units, each consisting of a $50,000, 10% subordinated note and warrants to purchase 25,000 shares of Class A common stock. The notes (aggregating $2.3 million principal amount) were paid from the proceeds of the IPO in October 1997. Effective with the IPO, the warrants were converted into IPO warrants. The Company received $1,964,154, net of offering costs, in the Bridge Unit offering. One Bridge Unit was purchased by the chairman of the board and his wife and one-half of one Bridge Unit was purchased by a director, on the same terms as the other Bridge Units.

The Company valued the warrants at $310,500. Accordingly, additional paid-in capital has been credited with $305,677 which represents the value of the warrants less the allocable portion of the offering costs. The short-term note has been discounted by the value of the warrants and the offering costs. The discount has been amortized as additional interest expense from the date of issuance to October 1997, when these notes were repaid.


NOTE H - STOCKHOLDERS' EQUITY

[1]   INITIAL PUBLIC OFFERING:

      On October 17 1997, the Company, in its IPO, sold 1,760,000 units. Each unit consists of one share of Class A common stock and one redeemable warrant to purchase a share of Class A common stock at $6.50, expiring October 2002. On November 10, 1997, the underwriter executed its option to sell an additional 264,000 shares of the Company's common stock. Proceeds from the IPO, net of expenses of $1,745,000, approximated $8,355,000. In connection with the IPO, the underwriter was granted an option to purchase up to 176,000 units at $6.00 per unit and a director was granted a warrant to purchase 15,000 shares at $5.00 per share.

      Upon consummation of the Company's initial public offering, certain shareholders deposited 900,000 shares of common stock (the "Escrow Shares") into an escrow account. Some or all of these shares are to be released upon the Company meeting certain performance goals or the stock price exceeding certain targets. If these goals are not met the shares will be canceled. However, should the goals be met, the release of the shares owned by officers, directors and consultants aggregating 432,000 shares of the 900,000 shares in escrow will result in the Company recognizing an additional expense equal to the market value of the shares released. A total of 400,000 shares of common stock held in escrow are to be released if either (a) the Company's minimum pretax income, as defined, equals or exceeds $3,800,000 for the year ending September 30, 1998, $5,500,000 for the year ending September 30, 1999 or $7,500,000 for the year ending September 30, 2000 or (b) the average closing price of the common stock equals or exceeds $12.50 per share for a 30 trading day period in the 18-month period beginning with the consummation of the IPO or $16.50 per share for 30 trading days in the period beginning after 18 months after the consummation of the IPO and ending 36 months after the IPO. All shares of common stock held in escrow are to be released if either (a) the Company's minimum pretax income, as defined, equals or exceeds $4,600,000 for the year ending September 30, 1998, $6,600,000 for the year ending September 30, 1999 or $9,000,000 for the year ending September 30, 2000 or (b) the average closing price of the common stock equals or exceeds $15.00 per share for a 30 trading day period in the 18-month period beginning with the consummation of the IPO or $18.00 per share for 30 trading days in the period beginning after 18 months after the consummation of the IPO and ending 36 months after the IPO.

      As of September 30, 1998, the Company did not attain the income level nor did the stock price meet or exceed the per share value necessary for the release of the escrow shares.

HEALTHCORE MEDICAL SOLUTIONS, INC.
SUCCESSOR TO MEGAVISION, L.C.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998

NOTE H - STOCKHOLDERS' EQUITY (CONTINUED)

[2]   ISSUANCE OF CLASS A COMMON STOCK:

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

[3]   ISSUANCE OF CLASS B COMMON STOCK:

      In November 1996, the Company entered into an agreement to issue 216,000 shares of Class B common stock for $6,300 to the Chairman of the Board and Chief Executive Officer. The Company valued these shares at $233,280, their estimated fair value at the date of issuance, and charged $226,980 to operations as compensation in the year ended September 30, 1997.

[4]   ISSUANCE OF WARRANTS:

      In September 1997, the Company granted warrants to purchase 284,000 shares of Class A Common Stock to its Chairman of the Board and Chief Executive Officer. The warrants are exercisable at $1.00 per share and expire in September 2007. The Company valued these warrants at $416,922, the estimated fair market value of the warrants at the date of grant and incurred a noncash charge to operations of $416,922. Warrants for 142,000 shares are immediately exercisable and the remaining 142,000 will become exercisable upon the Company meeting certain performance goals or the stock price exceeding certain targets. If these targets are not met the warrants will be canceled. However, should the goals be met, the Company will recognize an additional expense equal to the fair market value of the portion of the warrants subject to such targets. The warrants will become exercisable if either (a) the Company's minimum pretax income, as defined, equals or exceeds $3,800,000 for the year ending September 30, 1998, $5,500,000 for the year ending September 30, 1999 or $7,500,000 for the year ending September 30, 2000 or (b) the average closing price of the common stock equals or exceeds $12.50 per share for a 30 day trading period in the 18-month period beginning with the consummation of the IPO or $16.50 per share for 30 trading days in the period beginning after 18 months after the consummation of the IPO to 36 months after the IPO.

      As of September 30, 1998, the Company did not attain the income level nor did the stock price meet or exceed the per share value necessary for the remaining warrants to become exercisable.

[5]   STOCK OPTION PLAN:

      In 1997, the Company adopted a stock option plan under which 200,000 shares of Class A common stock are reserved for issuance upon exercise of either incentive or nonincentive stock options which may be granted from time to time by the board of directors to employees and others. The options have a term of 10 years and outstanding options expire between May through June 2007.

HEALTHCORE MEDICAL SOLUTIONS, INC.
SUCCESSOR TO MEGAVISION, L.C.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998

NOTE H - STOCKHOLDERS' EQUITY (CONTINUED)

[5]   STOCK OPTION PLAN (CONTINUED)

      The fair value of each option granted has been estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions; no dividend yield, expected volatility of 40%, risk-free interest rates ranging from 6.00% and 6.75%, and expected lives of approximately 10 years. The weighted average fair value of options granted during 1998 and 1997 were $0.73 and $1.20 per share, respectively.

      The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between fair value of the underlying common stock and the exercise price of the option at the date of grant. The effect of applying FAS 123 on 1998 and 1997 pro forma net loss and net loss per common share is not necessarily representative of the effect on reported net loss in future years due to, among other things (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under FAS 123, the Company's pro forma net loss for 1998 and 1997 would have been approximately $(2,057,000) and $(3,311,000), respectively, and net loss per share would have been approximately $(0.93) and $(12.32), respectively.

The following table summarizes stock option transactions under the Plans:

                                                       YEAR ENDED SEPTEMBER 30,
                                        -----------------------------------------------------
                                                   1998                         1997
                                        ------------------------      -----------------------
                                                        WEIGHTED                     WEIGHTED
                                                        AVERAGE                       AVERAGE
                                                        EXERCISE                     EXERCISE
                                          SHARES         PRICE         SHARES          PRICE
                                        --------       ---------       ------        --------
       Outstanding options at the
         beginning of year                57,500         $5.00
         Options granted                 125,000          1.37          57,500        $5.00
         Options forfeited               (23,000)         5.00
                                        --------         -----          ------        -----

         Outstanding options at the
            end of year                 159,500          $2.16          57,500        $5.00
                                        =======          =====          =======       =====

The following table summarizes information about stock options outstanding as of September 30, 1998:

                                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                   -------------------------------------------------------  --------------------------
                                                   WEIGHTED
                                                   AVERAGE       WEIGHTED                     WEIGHTED
                                                  REMAINING      AVERAGE                       AVERAGE
                   EXERCISE        NUMBER,       CONTRACTUAL     EXERCISE       NUMBER        EXERCISE
                     PRICE       OUTSTANDING         LIFE         PRICE       EXERCISABLE       PRICE
                   --------      -----------     -----------     -------      -----------     --------
                    $0.875         110,000            9.75        $0.875             0
                     $5.00          49,500            8.99        $5.00         21,300          $5.00

HEALTHCORE MEDICAL SOLUTIONS, INC.
SUCCESSOR TO MEGAVISION, L.C.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998

NOTE H - STOCKHOLDERS' EQUITY (CONTINUED)

[6]   SHARES RESERVED FOR ISSUANCE:

      The Company has reserved 4,025,000 shares of its Class A common stock for issuance upon exercise of the outstanding warrants and options, including warrants issued in connection with the IPO.

[7]   COMMON AND PREFERRED STOCK:

      The shares authorized aggregate 19,784,000 shares of Class A common stock, 216,000 shares of Class B common stock and 5,000,000 shares of preferred stock all with $.01 par value. The Class A and Class B shares of common stock are substantially identical except that the Class A common stockholders have the right to cast one vote per share and the Class B common stockholders have the right to cast five votes per share. Class B shares automatically convert to Class A shares on a one-for-one basis upon
      (i) the sale, gift or transfer, (ii) death of the original stockholder,
      (iii) termination of employment of the stockholder by the Company or (iv) if, for the year ended September 30, 1999, the minimum pretax income, as defined, is less than $1,000,000 or if, for any subsequent year through September 30, 2002, the Company's minimum pretax income does not equal or exceed 110% of the prior year's minimum pretax income.


NOTE I - INCOME TAXES

The Company, prior to March 1997, was a limited liability company and was not subject to income taxes; however the Company's income or loss was required to be recognized by the members and taxed on their individual income tax returns. Accordingly, the losses incurred through February 1997 are not available to offset the Company's future taxable income, if any.

The Company's deferred tax asset as of September 30, 1998 represents a benefit from net operating loss carryforwards of $1,504,500 which is reduced by a valuation allowance of $1,504,500 since the future realization of such tax benefit is not presently determinable.

As of September 30, 1998, the Company has a net operating loss carryforward of approximately $3,946,000 expiring in 2012 and 2018. As a result of the IPO, usage of approximately $2,000,000 of this net operating loss carryforward is limited to approximately $789,000 per year.

The difference between the statutory federal income tax rate applied to the Company's net loss and the Company's effective income tax rate for the years ended September 30, 1998 and 1997 is summarized as follows:

                                                       YEAR ENDED
                                                     SEPTEMBER 30,
                                                   ------------------
                                                    1998        1997
                                                   ------      ------

            Statutory federal income tax rate       34.0%       34.0%
            Loss available to members                           (6.1)
            Compensation charge                                 (2.4)
            Increase in valuation allowance        (33.7)      (25.5)
            Miscellaneous                           (0.3)
                                                    ----       -----

            Effective income tax rate                0.0%        0.0%
                                                    ====       =====

HEALTHCORE MEDICAL SOLUTIONS, INC.
SUCCESSOR TO MEGAVISION, L.C.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998

NOTE J - COMMITMENT AND OTHER MATTERS

[1]     OPERATING LEASES:

        The Company leases office space and equipment under operating leases with initial or remaining terms of one year or more expiring through October 2001. Certain leases obligate the Company for property taxes, insurance and maintenance. Future minimum rental payments (including maintenance costs) under these leases are as follows:

                  YEAR ENDING
                 SEPTEMBER 30,
                 -------------

                     1999                         $ 88,400
                     2000                           61,970
                     2001                            4,971
                                                  --------
                                                  $155,341
                                                  ========

        Rent expense inclusive of taxes, maintenance and insurance, aggregated $153,790 for the year ended September 30, 1998 and $78,000 for the year ended September 30, 1997.

[2]     BROKER AGREEMENTS:

        In October 1996, the Company entered into an agreement with M.K.D. which was modified January 16, 1997, that provides for M.K.D. to introduce the Company to businesses that may be interested in either purchasing products or services from the Company or providing services under the HealthCare Solutions Card. In the event the introductions lead to the purchase of the Company's products, M.K.D. will receive a commission equal to 3% of gross payments. Gross payments shall mean payments collected by or on behalf of any business contact for any of the Company's products, less any direct manufacturing costs incurred by the Company in the production of such products and any broker's commissions payable. In addition, in connection with the January 1997 modification, the Company issued 132,000 shares of Class A common stock to M.K.D.'s assignee for $3,850 (see Note H[2]).

        In August 1998, the Company entered into an agreement with Practice Management, Inc. ("PMI") that provides for PMI to market the discount programs to labor groups, managed care facilities, preferred provider organizations and third party providers for one year for an annual fee of $50,000. Concurrently, the chairman of the board entered into an agreement with PMI whereby PMI will present business opportunities to the chairman. However, this agreement requires that business opportunities appropriate to the Company be presented to the Company prior to the chairman of the board.

[3]     EMPLOYMENT AGREEMENT:

        On September 30, 1998, the Company entered into an employment agreement with an executive of the Company which expires in November 2000. Under the terms of the agreement, the base salary effective December 1, 1998 increased to $200,000.

[4]     AGREEMENTS WITH CERTAIN PROVIDER NETWORKS

        Under certain agreements the Company is required to pay an access fee per member per year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 29, 1998            HEALTHCORE MEDICAL SOLUTIONS, INC.

                                    By: /S/ NEAL J. POLAN
                                        ----------------------------------------
                                          Neal J. Polan
                                          Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacity and as of the date indicated.

          Name                         Title                         Date
          ----                         -----                         ----

/S/ NEAL J. POLAN
---------------------    Chairman of the Board                 December 29, 1998
    Neal J. Polan        and Chief Executive Officer
                        (principal executive officer)

/S/ DAVID L MULLIKIN
----------------------  President, Chief                       December 29, 1998
    David L. Mullikin   Operating Officer Interim
                        Chief Financial Officer and Director

/S/ ELI LEVITIN         Director                               December 29, 1998
----------------------
    Eli Levitin

/S/ NORMAN H. WERTHWEIN Director                               December 29, 1998
-----------------------
    Norman H. Werthwein