Form 10KSB/A
period 1998-09-30
HEALTHCORE MEDICAL SOLUTIONS INC
filed 1999-01-28
CIK 1035789

================================================================================


                                   ----------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                   ----------


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ to ______


                           __________________________
                           Commission File No. 0-22947


                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                       ----------------------------------
                         (Name of Small Business Issuer)


            DELAWARE                                            43-1771999
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)


11904 BLUE RIDGE BOULEVARD, GRANDVIEW, MISSOURI                    64030
-----------------------------------------------                  ----------
    (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:         (816) 763-4900

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: CLASS A COMMON
                                                            STOCK,$.01 PAR VALUE
                                                            CLASS A WARRANTS


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing requirements for the past ninety (90) days. YES [X] NO [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

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


                       DOCUMENTS INCORPORATED BY REFERENCE

See the Exhibit Index hereto.


===============================================================================

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth the names, ages and positions of the executive officers and directors of the Company.


NAME                    AGE    POSITION
----                    ---    --------
Neal J. Polan            47    Chairman of the Board and Chief Executive Officer
David L. Mullikin        43    President, Chief Operating Officer, acting Chief
                                 Financial Officer and Director
Eli Levitin              34    Director
Norman H. Werthwein      55    Director


     Neal J. Polan has served as the Chairman of the Board of the Company since January 1997 and as Chief Executive Officer of the Company since April 1997. Mr. Polan devotes approximately 50% of his business time to activities on behalf of the Company. Mr. Polan has served as President and Chief Executive Officer of Insight Management Corp., a consulting and investment company, since 1978. Mr. Polan served as the Managing Director of National Financial Co., a middle market merchant bank, from April 1996 to July 1998. From March 1992 to September 1994, Mr. Polan served as the President and a director of Sterling Vision, Inc., one of the largest optical retailers in the United States and a publicly traded company.

     David L. Mullikin has served as the President, Chief Operating Officer and a director of the Company since May 1998 and as the acting Chief Financial Officer of the Company since December 1998. Prior to joining the Company, Mr. Mullikin served as Chief Executive Officer of the Blue Advantage + Plus division and the Heartland Card Services division of Blue Cross and Blue Shield of Kansas City from December 1996 to June 1998 and as Vice President-Member Services of Blue Cross and Blue Shield of Kansas City from January 1995 to December 1996. Prior to joining Blue Cross and Blue Shield of Kansas City, Mr. Mullikin served as a Vice President of Transamerica Insurance Finance Corporation from May 1992 to January 1995. Mr. Mullikin also spent more than 15 years with General Electric, where he directed finance and service businesses.

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

     All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified; vacancies and any additional positions created by board action are filled by action of the existing Board of Directors. All officers serve at the discretion of the Board of Directors.

     Pursuant to the terms of the Underwriting Agreement executed in connection with the Company's initial public offering, the Company agreed, if requested by D.H. Blair Investment Banking Corp. ("Blair"), to nominate a designee of Blair to the Company's Board of Directors until October 14, 2002.

     The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee consists of Mr. Polan, Mr. Levitin and Mr. Werthwein. The Audit Committee is responsible for reviewing, with the Company's independent accountants, the results and scope of the audit and other accounting related matters.

     The Compensation Committee consists of Mr. Polan, Mr. Levitin and Mr. Werthwein. The Compensation Committee is responsible for (i) reviewing and recommending to the Board of Directors the compensation and benefits of all officers of the Company and (ii) reviewing general policy matters relating to compensation and benefits of employees of the Company.


                      COMPLIANCE WITH SECTION 16(a) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

     Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and greater than 10% beneficial owners were complied with, except that a report on Form 4 reporting the acquisition in May 1998 of shares of Class A Common Stock and Class A Warrants by David L. Mullikin, the Company's President, Chief Operating Officer and acting Chief Financial Officer, was filed on July 7, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the compensation paid or accrued by the Company to Neal J. Polan, the Company's Chairman of the Board and Chief Executive Officer, and to executive officers of the Company whose annual compensation from the Company for services rendered in all capacities during such fiscal year exceeded $100,000 (the "Named Executive Officers").

                                      SUMMARY COMPENSATION TABLE
                                          ANNUAL COMPENSATION

                                                                           Securities
Name and                                                  Other Annual     Underlying     All Other
Principal Position        Year      Salary       Bonus    Compensation      Options      Compensation
------------------        ----    ----------     -----    ------------     ----------    ------------
Neal J. Polan .........   1998    $148,958(1)     --        $ 22,458(2)          --          $5,942(3)
  Chairman and            1997    $ 72,917        --        $663,902(4)          --             --
  Chief Executive
  Officer

David L. Mullikin .....   1998    $ 59,134(5)     --        $  8,650(6)      100,000         $  801(7)
  President, Chief
  Operating Officer
  and acting Chief
  Financial Officer(5)

-----------------

(1) Pursuant to an employment agreement effective as of September 30, 1998 between Mr. Polan and the Company, as of December 1, 1998, Mr. Polan is entitled to an annual salary of $200,000, plus a bonus to be approved by the Board of Directors.

(2) Represents amounts paid by the Company to Mr. Polan for certain expenses, including $17,114 for automobile and related expenses.

(3) Represents amounts paid by the Company for medical and disability insurance premiums ($3,781) and contributions to a defined contribution plan ($2,161).

(4) Includes: (i) $20,000 paid as management consulting fees prior to becoming an employee of the Company; (ii) non-cash compensation of $226,980 in November 1996 resulting from the estimated fair market value difference of the issuance of 216,000 shares of Class B Common Stock for $6,300; and
     (iii) non-cash compensation of $416,922 relating to the estimated fair market value of warrants to purchase 284,000 shares of Class A Common Stock for $1.00 per share issued in September 1997. See "Certain Relationships and Related Transactions."



(5) Mr. Mullikin joined the Company in May 1998 as its President and Chief Operating Officer, and was also appointed as the acting Chief Financial Officer of the Company upon the resignation of James H. Steinheider, the Company's former Chief Financial Officer, in December 1998. Mr. Mullikin is entitled to an annual salary of $150,000, plus a bonus to be approved by the Board of Directors.

(6) Represents non-cash compensation of $8,650 in June 1998 resulting from the estimated fair market value difference of the issuance of 10,000 shares of Class A Common Stock for $100. See "Certain Relationships and Related Transactions."

(7) Represents amounts paid by the Company for medical and disability insurance premiums.


                      OPTION GRANTS IN THE LAST FISCAL YEAR

     The following table sets forth certain information regarding stock options granted to the Named Executive Officers during fiscal 1998.


                                INDIVIDUAL GRANTS


                       NUMBER OF      % OF TOTAL
                      SECURITIES        OPTIONS
                      UNDERLYING      GRANTED TO      EXERCISE OR
                       OPTIONS       EMPLOYEES IN      BASE PRICE     EXPIRATION
NAME                    GRANTED       FISCAL YEAR        ($SH)           DATE
----                  ----------     ------------     -----------     ----------
                         (#)(1)
                      ----------

Neal J. Polan             --              --               --             --

David L. Mullikin      100,000            80%            $.875         6/30/08

-----------------
(1) The options listed in the table are exercisable on a cumulative basis as follows: 40% on May 11, 1999; 40% on May 11, 2000, and 20% on May 11, 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

     The following table sets forth certain information with respect to the exercise of stock options during fiscal 1998 by the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers as of September 30, 1998:

                                                   Number of Securities          Value of Unexercised
                                                  Underlying Unexercised         In-the-Money Options
                       Shares         Value     Options at Fiscal Year-End        at Fiscal Year-End
                     Acquired on    Realized              (#)                           (#)(1)
Name                 Exercise(#)       ($)      Exercisable  Unexercisable    Exercisable  Unexercisable
----                 -----------    --------    -----------  -------------    -----------  -------------
Neal J. Polan             --           --            --             --              --            --

David L. Mullikin         --           --            --         100,000             --        $12,500

----------

(1) Calculated by multiplying the number of unexercised in-the-money options outstanding at September 30, 1998 by the difference between the fair market value of the Class A Common Stock at September 30, 1998 ($1.00) and the option exercise price.


DIRECTOR COMPENSATION

     Non-employee directors are entitled to receive $500 for each Board and committee meeting attended and are reimbursed for their expenses in attending such meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefor. In addition, directors may also receive stock option grants under the Company's 1997 Stock Option Plan. In October 1997, the Company granted warrants to purchase 15,000 shares of Class A Common Stock to Mr. Levitin as compensation for performing investor relations services for the Company. The warrants are currently exercisable at a price of $5.00 per share and expire in October 2007.

EMPLOYMENT AGREEMENTS

     In September 1998, the Company entered into an employment agreement with Neal J. Polan, the Chairman and Chief Executive Officer of the Company. The initial term of the agreement expires on November 30, 2000 and is automatically renewable for successive one year terms unless terminated by either party. Pursuant to the agreement, Mr. Polan is not required to devote more than 50% of his working time to his responsibilities at the Company. The employment agreement with Mr. Polan provides for an annual base salary of $200,000 plus an annual bonus to be approved by the Board of Directors. The agreement also provides that Mr. Polan is entitled to certain expenses, including an automobile and the costs related thereto and the costs of the yearly premium on a term life insurance policy in the amount of $2,000,000. During the initial term, Mr. Polan's employment can only be terminated for cause or in the event of Mr. Polan's death or incapacity.

     In May 1998, the Company and David L. Mullikin, the President, Chief Operating Officer and acting Chief Financial Officer, entered into a letter agreement. The letter agreement provides for an annual base salary of $150,000, plus a performance related bonus at the discretion of the Board of Directors. In addition, as part of Mr. Mullikin's compensation, Mr. Mullikin received 10,000 shares of Class A Common Stock at a purchase price of $.01 per share. Pursuant to the agreement, Mr. Mullikin has the right to receive certain medical, retirement and other benefits. Mr. Mullikin has agreed not to compete with the Company for a period of one year following the termination of his employment for any reason. In the event Mr. Mullikin's employment is terminated by the Company, other than for cause, Mr. Mullikin will be entitled to receive his base salary for a period of one year following the date of termination (subject to certain offsets for income received by Mr. Mullikin from subsequent employment during such one year period.)

     The Company has entered into indemnification agreements with each of its directors and executive officers. Each such agreement provides that the Company will indemnify the indemnitee against expenses, including reasonable attorney's fees, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by him in connection with any civil or criminal action or administrative proceeding arising out of the performance of his duties as an officer, director, employee or agent of the Company. Such indemnification will be available if the acts of the indemnitee were in good faith, if the indemnitee acted in a manner he reasonably believes to be in or not opposed to the best interests of the Company and, with respect to any criminal proceeding, the indemnitee had no reasonable cause to believe his conduct was unlawful.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director of the Company, each executive officer named under "Executive Compensation" and all directors and executive officers of the Company as a group, based upon the number of outstanding shares of the Company's Common Stock as of December 29, 1998.

                                                                PERCENTAGE
                                                  COMMON           OF           PERCENTAGE
                                                   STOCK       OUTSTANDING          OF
                                                BENEFICIALLY      COMMON          VOTING
NAMES AND ADDRESS OF BENEFICIAL OWNER(1)          OWNED(2)       STOCK(3)        STOCK(3)
----------------------------------------        ------------   -----------      ----------
Neal J. Polan ..............................     383,000(4)       11.3%          29.2%

David L. Mullikin ..........................      12,000(5)         *              *

Eli Levitin ................................      31,250(6)         *              *

Norman H. Werthwein ........................       3,750(7)         *              *

SIGA Pharmaceuticals, Inc. .................     300,800(8)        8.9            7.1
  c/o Adam D. Eilenberg
  Ehrenreich Eilenberg Krause & Zivian LLP
  11 East 44th Street, 17th Floor
  New York, New York  10017

Joel A. Stone ..............................     209,725(9)        6.5            5.0
  45 Lakewood Drive
  Glencoe, IL 60022

All executive officers and directors of
  the Company as a group (4 persons) .......     430,000(10)      12.5%          30.1%

-----------------------
*  Less than 1%

(1) Unless otherwise indicated, the address of such individual is c/o HealthCore Medical Solutions, Inc., 11904 Blue Ridge Boulevard, Grandview, Missouri 64030.

(2) Beneficial ownership is defined in accordance with the rules of the SEC and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein. In computing the number and percentage ownership of shares of common stock beneficially owned by a person, shares of common stock subject to options or warrants held by that person that are exercisable within



     60 days are deemed outstanding. Such shares of common stock, however, are not deemed outstanding for purposes of computing the percentage ownership of stockholders other than such person.

(3) For purposes of this calculation, the shares of Class A Common Stock and shares of Class B Common Stock are treated as a single class. The shares of Class B Common Stock are entitled to five votes per share, whereas the shares of Class A Common Stock are entitled to one vote per share.

(4) Includes (i) 216,000 shares of Class B Common Stock, of which 48,000 shares are held by Mr. Polan as custodian for his child and therefore Mr. Polan is the beneficial owner of such shares by virtue of his authority to vote and/or dispose of such shares, (ii) 142,000 shares of Class A Common Stock issuable upon exercise of warrants held by Mr. Polan that are exercisable within 60 days and (iii) 25,000 shares of Class A Common Stock issuable upon exercise of Class A warrants held jointly by Mr. Polan and his wife that are exercisable within 60 days. Does not include Common Stock issuable upon exercise of warrants which are not exercisable within 60 days. Mr. Polan owns all of the issued and outstanding shares of Class B Common Stock. Certain of Mr. Polan's shares of Class B Common Stock are held in escrow and are subject to forfeiture and will be contributed to the capital of the Company if the Company does not attain certain earnings levels or the market price of the Class A Common Stock does not achieve certain targets by December 31, 2000. See "Certain Relationships and Related Transactions."

(5) Does not include 100,000 shares of Class A Common Stock issuable upon exercise of options which are not exercisable within 60 days.

(6) Represents shares of Class A Common Stock issuable upon exercise of warrants and options that are exercisable within 60 days. Does not include 3,750 shares of Class A Common Stock issuable upon exercise of options which are not exercisable within 60 days.

(7) Represents shares of Class A Common Stock issuable upon exercise of options that are exercisable within 60 days. Does not include 3,750 shares of Class A Common Stock issuable upon exercise of options which are not exercisable within 60 days.

(8) Based upon information provided by SIGA Pharmaceuticals, Inc. in a Schedule 13D, as amended, filed under the Securities Exchange Act of 1934, as amended, dated January 11, 1999, SIGA Pharmaceuticals, Inc. beneficially owns (i) 151,000 shares of Class A Common



     Stock and (ii) Class A Warrants that are exercisable within 60 days to purchase 149,800 shares of Class A Common Stock.

(9) Based upon information provided by Mr. Stone to the Company in a questionnaire, Mr. Stone beneficially owns (i) 119,725 shares of Class A Common Stock and (ii) Class A Warrants that are exercisable within 60 days to purchase 90,000 shares of Class A Common Stock.

(10) Includes 202,000 shares of Class A Common Stock that are issuable upon exercise of outstanding options and warrants that are exercisable within 60 days. Does not include 249,500 shares of Class A Common Stock issuable upon exercise of options and warrants that are not exercisable within 60 days.


ESCROW SHARES

     In connection with the Company's initial public offering (the "Offering"), the pre-offering holders of the Company's Class A and Class B Common Stock agreed to place, on a pro rata basis, 900,000 shares, or three-quarters of the outstanding shares of Common Stock of the Company before the offering (the "Escrow Shares"), into escrow pursuant to an amended and restated escrow agreement (the "Escrow Agreement") with American Stock Transfer & Trust Company, as escrow agent. The Escrow Shares are not transferable or assignable, but may be voted by the beneficial holders thereof.

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

     The Minimum Pretax Income and Closing Price levels set forth above were determined by negotiation between the Company and the representative of the underwriters in the Company's initial public offering and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of its securities.


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

     Mr. Polan and his wife, jointly, and Eli Levitin, a director of the Company, invested $50,000 and $25,000, respectively, in the Bridge Financing in March 1997 (on the same terms as non-affiliated investors) and, accordingly, each received a Bridge Note in such amount, which was repaid from the proceeds of the Company's initial public offering, and 25,000 and 12,500 bridge warrants, respectively, which were exchanged for 25,000 and 12,500 Class A Warrants to purchase Class A Common Stock, respectively, upon the completion of the Company's initial public offering.

     In June 1997, Mr. Polan and Theodore White, Jr., a former employee of the Company, entered into a voting agreement pursuant to which Mr. Polan was entitled to vote all of the shares of Common Stock held by Mr. White. The voting proxy expired on December 31, 1998 as a result of the Company's Minimum Pretax Income being less than $1,000,000.

     For the period from January 1997 until July 1998, the Company paid an entity formerly affiliated with Mr. Polan approximately $1,000 per month as rent for the use of certain space in New York, New York.

     In September 1997, the Company granted warrants to purchase 284,000 shares of Class A Common Stock to Mr. Polan. The warrants are exercisable at a price of $1.00 per share and expire in September 2007. Warrants to purchase 142,000 of such shares of Class A Common Stock are currently exercisable and warrants to purchase 142,000 of such shares of Class A Common Stock will become exercisable if, and only if, one or more of the following conditions are met: (i) the Company's Minimum Pretax Income amounts to at least $3,800,000 for the fiscal year ending September 30, 1998; (ii) the Company's Minimum Pretax Income amounts to at least $5,500,000 for the fiscal year ending September 30, 1999; (iii) the Company's Minimum Pretax Income amounts to at least $7,500,000 for the fiscal year ending September 30, 2000; (iv) the Closing Price (as defined in the Escrow Agreement) of the Class A Common Stock averages in excess of $12.50 per share for 30 consecutive business days during the 18-month period commencing on the date of the Company's initial public offering or (v) the Closing Price of the Class A Common Stock averages in excess of $16.50 per share for 30 consecutive business days during the 18-month period commencing with the nineteenth month from the date of the Company's initial public offering. See "Security Ownership of Certain Beneficial Owners and Management -- Escrow Shares."

     In October 1997, the Company granted warrants to purchase 15,000 shares of Class A Common Stock to Mr. Levitin as compensation for performing investor relations services for the Company. The warrants are immediately exercisable at a price of $5.00 per share and expire in October 2007.

     Mr. Polan devotes approximately 50% of his business time to our business activities. Mr. Polan devotes approximately 50% of his business and investments outside of the Company, some of which are or may be in the health care services field. In the course of his activities, Mr. Polan may occasionally be presented with various business opportunities in the health care services industry. Mr. Polan may present certain of these opportunities to our business, although Mr. Polan has no agreement to do so and we can not be certain that any such opportunities will ever be presented to us. In addition, we have entered into a one-year consulting agreement with Practice Management, Inc., whereby Practice Management, Inc. will market our business to labor groups, managed care entities, preferred provider organizations and third party administrators for an annual fee of $50,000. Mr. Polan has entered into a separate agreement with Practice Management, Inc. whereby Practice Management, Inc. has agreed in exchange for a one-time payment of $50,000 from Mr. Polan to present to Mr. Polan, in preference to others certain business opportunities; provided, that the agreement between Practice Management, Inc. and Mr. Polan provides that Practice Management, Inc. shall be obligated to first present to the Company prior to Mr. Polan, in his individual capacity, any business opportunities that may be appropriate for our business. These arrangements and agreements may give rise to certain conflicts of interest.

     In connection with the employment of David L. Mullikin, the Company's President, Chief Operating Officer and acting Chief Financial Officer, in May 1998, the Company sold 10,000 shares of Class A Common Stock to Mr. Mullikin for $100 in cash in June 1998.

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

    10.6*  -- Voting Agreement dated June 5, 1997 by and between Theodore W.
              White, Jr. and Neal J. Polan

    10.7*  -- Form of Broker Agreement

    10.8* -- Agreement between M.K.D. Capital Corp. and the Registrant, as amended.

    10.9** -- Employment Agreement dated as of September 30, 1998 between the registrant and Neal J. Polan.

    10.10 -- Letter Agreement dated May 4, 1998 between the Registrant and David L. Mullikin.

    27.1   -- Financial Data Schedule**

----------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-28233) declared effective by the Securities and Exchange Commission on October 14, 1997.

**   Previously Filed.

(b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 1999                  HEALTHCORE MEDICAL SOLUTIONS, INC.


                                        By: /s/ NEAL J. POLAN
                                            ---------------------
                                            Neal J. Polan
                                            Chairman and Chief Executive Officer




     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacity and as of the date indicated.

NAME                                TITLE                                      DATE
----                                -----                                      ----
/s/ NEAL J. POLAN                   Chairman of the Board and Chief            January 28, 1999
------------------------------      Executive Officer (principal
Neal J. Polan                       executive officer)

/s/ DAVID L. MULLIKIN               President, Chief Operating Officer,        January 28, 1999
------------------------------      Interim Chief Financial Officer and
David L. Mullikin                   Director

/s/ ELI LEVITIN                     Director                                   January 28, 1999
------------------------------
Eli Levitin

/s/ NORMAN H. WERTHWEIN             Director                                   January 28, 1999
------------------------------
Norman H. Werthwein
