Form 10QSB
period 1998-12-31
HEALTHCORE MEDICAL SOLUTIONS INC
filed 1999-02-16
CIK 1035789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1998
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934,
     FOR THE TRANSITION PERIOD FROM ___________ to ____________

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES [X] NO [__]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

As of February 12, 1999, 3,018,000 shares of Class A Common Stock, $.01 par value, and 216,000 shares of Class B Common Stock, $.01 par value, of the registrant were issued and outstanding.


Transitional Small Business Disclosure Format (check one):
         YES [__]     NO [X]

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          Successor to MegaVision, L.C.

                                TABLE OF CONTENTS



ITEM                                                                       PAGE
----                                                                       ----

                                     PART I.
                              FINANCIAL INFORMATION

 Item 1.  Financial Statements (unaudited)

                  Balance Sheet as of December 31, 1998 .................     3
                  Statement of Operations for the quarter
                      ended December 31, 1998 and 1997 ..................     4
                  Statement of Cash Flows for the quarter
                      ended December 31, 1998 and 1997 ..................     5
                  Notes to the Financial Statements......................     6

Item 2.  Management's Discussion and Analysis ...........................     9



                                    PART II.
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds........................    12

Item 5. Other Information................................................    12

Item 6. Exhibits and Reports on Form 8-K ................................    13

SIGNATURES ..............................................................    14

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          Successor to MegaVision, L.C.

                                  BALANCE SHEET
                                   (unaudited)

ASSETS                                                             December 31,
                                                                       1998
                                                                   ------------
Current assets:
      Cash and cash equivalents                                      $3,487,171
      Prepaid expenses and other current assets                         170,215
                                                                   ------------
                     Total current assets                             3,657,386
                                                                   ------------

Property and equipment, net                                             200,463
Other assets                                                             15,570
                                                                   ------------
                                                                        216,033
                                                                   ------------

                     TOTAL                                           $3,873,418
                                                                   ============

LIABILITIES
Current liabilities:
      Accounts payable and accrued expenses                             $82,445
      Deferred income                                                    20,866
      Current portion-long term debt                                     63,987
                                                                   ------------
                     Total current liabilities                          167,298
                                                                   ------------

Obligations under capital lease                                           4,390
                                                                   ------------

                     Total liabilities                                  171,688
                                                                   ------------

Commitments and other matters

SHAREHOLDERS' EQUITY
Preferred Stock, $.01 par value;
authorized 5,000,000 shares;
Common Stock, $.01 par value:
      Class A, authorized, 19,784,000 shares
                     Issued and outstanding 3,018,000 shares             30,180
      Class B, authorized, 216,000 shares;
                     Issued and outstanding 216,000 shares                2,160
      Additional paid in capital                                     10,755,932
      Accumulated deficit                                            (7,086,542)
                                                                   ------------
                     Total shareholders equity                        3,701,730
                                                                   ------------

                     TOTAL                                           $3,873,418
                                                                   ============

See notes to financial statements
                                                                          Page 3

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          Successor to MegaVision, L.C.

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                            Three Months Ended
                                                        December 31,   December 31,
                                                           1998            1997*
                                                        -----------    -----------
Revenues:

        Membership revenues                                 $29,903         $8,351

Costs & expenses:

        Costs of memberships                                 23,510          7,068

        Selling and marketing                               218,139         83,166

        General and administrative                          359,172        277,986

        Interest expense                                      5,174         49,643
                                                        -----------    -----------
                Total
                                                            605,995        417,863
                                                        -----------    -----------

Loss before other income                                   (576,092)      (409,512)
                                                        -----------    -----------

Other income - interest                                      45,015         62,555
                                                        -----------    -----------
Net loss                                                   (531,077)      (346,957)

Net loss per share:                                          ($0.23)        ($0.18)
                                                        ===========    ===========

Weighted average number of commons shares outstanding     2,334,000      1,938,529
                                                        ===========    ===========


* 1997 Quarter revised to reflect change in revenue recognition of annual contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


See notes to financial statements

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          Successor to MegaVision, L.C.

                            Statements of Cash Flows

                                                                           Three Months Ended
                                                                       December 31,   December 31,
                                                                          1998           1997*
                                                                       -----------    -----------
Cash flows used for operating activities:
         Net loss                                                        ($531,077)     ($346,957)
         Adjustments to reconcile net loss to net
         Cash used in operating activities:
              Depreciation and amortization                                 13,683         13,514
              Amortization of discount on notes payable-bridge units                       31,764

         Changes in:
              Prepaid expenses and other assets                             (6,762)       (47,580)
              Accounts payable and accrued expenses                        (32,442)      (445,842)
              Other liabilities                                             20,866          2,419
                                                                       -----------    -----------

              Net cash used in operating activities                       (535,732)      (792,682)
                                                                       -----------    -----------

Cash flows from investing activities:
         Acquisition of property and equipment                              (3,304)       (43,201)
                                                                       -----------    -----------

Cash flows from financing activities:

         Decrease in restricted cash                                                       85,000
         Principal payments on notes payable-bridge units                              (2,300,000)
         Net change in notes payable-banks                                               (103,600)
         Principal payments on obligation under capital lease              (14,242)       (14,244)
         Net proceeds from initial public offering                                      8,747,714

              Net cash used in financing activities                        (14,242)     6,414,870
                                                                       -----------    -----------

Net increase in cash and cash equivalents                                 (553,278)     5,578,987

Cash and cash equivalents - beginning of period                          4,040,449        147,350
                                                                       -----------    -----------

Cash and cash equivalents - end of period                               $3,487,171     $5,726,337
                                                                       ===========    ===========

Supplemental disclosure of cash flow information: Cash paid for:
              Interest                                                      $5,174       $177,700


* 1997 Quarter revised to reflect change in revenue recognition of annual contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


See notes to fonancial statements

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          Successor to MegaVision, L.C.

                          Notes to Financial Statements
                                December 31, 1998
                                   (unaudited)

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

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's September 30, 1998 audited financial statements filed on Form 10-KSB with the Securities and Exchange Commission on December 29, 1998. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

HealthCore was organized as a Delaware corporation in February 1997 as a business successor to MegaVision, L.C. ("MegaVision"). The Company markets and administers Consumer and health care benefit services programs which are designed to enable participants ("Members") to obtain discounts on purchases of consumer, medical and ancillary health care products and services through certain networks ("Networks") of providers ("Providers"). The Networks with which the Company currently maintains contracts comprise an aggregate of approximately 450,000 participating Providers of medical services, eye care, dental, hearing, pharmacy, physical and occupational therapy, chiropractic benefits and consumer purchases throughout the United States. Members can access the Networks through the use of a discount membership card ("Cards"). The Cards are currently being marketed, directly and through independent brokers, insurance agents and consumer marketing organizations, to individuals and to employers, health maintenance organizations and businesses and other associations who may either purchase the Cards for, or offer it to, their employees or members.

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

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          Successor to MegaVision, L.C.

                          Notes to Financial Statements
                                December 31, 1998
                                   (unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3]  Revenue and costs recognition:

The Company currently offers a full money-back guarantee to Members who, after the first 90 days of enrollment, are not satisfied with the Card.


All monthly and single annual payment sales and their corresponding expenses, including sales commissions, provider fees and a provision for cancellations from potential guarantee-related refunds incurred by the Company at the time of sale, are recognized in the monthly period after the expiration of the guarantee period. Annual card sales are recognized ratably over the term of the membership following the expiration of the guarantee period.

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

[5]  Net loss per share:

Net loss per share was computed based upon the weighted average number of shares of common stock outstanding during each year presented, excluding the 900,000 shares placed in escrow. Upon the Company exceeding certain income levels or the common stock exceeding certain market prices per share, some or all of the shares of common stock held in escrow are to be released (see Note E).


NOTE C - CAPITAL STOCK

[1]  Stock option plan:

The Company adopted a stock option plan,as amended, under which 500,000 shares of Class A common stock are reserved for issuance upon exercise of either incentive or non-incentive stock options which may be granted from time to time by the board of directors to the Company's officers, directors, employees and others. The Company has granted options to purchase 172,500 shares of Class A common stock at prices ranging from $.875 per share to $5.00 per share. Of the options granted, 15,000 have been forfeited by resignation of the grantees and are available for future grants. The remaining 157,500 options granted and outstanding will fully vest during the period from August 1997 through June 2001 and will expire ten years from the date of grant.

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

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          Successor to MegaVision, L.C.

                          Notes to Financial Statements
                                December 31, 1998
                                   (unaudited)

NOTE D - INCOME TAXES

The Company's deferred tax asset as of September 30, 1998 represented a benefit from net operating loss carryforwards of $1,504,500. This deferred tax asset has been reduced by a valuation allowance of $1,504,500 since the future realization of such tax benefit is not presently determinable. As of September 30, 1998, the Company had a net operating loss carryforward of approximately $3,946,000 expiring in 2012 and 2018. As a result of the IPO, usage of approximately $2,000,000 of this net operating loss carryforward is limited to approximately $789,000 per year.

NOTE E - INITIAL PUBLIC OFFERING

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

Upon consummation of the Company's initial public offering, certain stockholders deposited 900,000 shares of common stock (the "Escrow Shares") into an escrow account. Some or all of these shares are to be released upon the Company meeting certain performance goals or the stock price exceeding certain targets. If these goals are not met the shares will be canceled. However, should the goals be met, the release of the shares owned by officers, directors and consultants aggregating 346,500 shares of the 900,000 shares in escrow will result in the Company recognizing an additional expense equal to the market value of the shares released. A total of 400,000 shares of common stock held in escrow are to be released if either (a) the Company's minimum pretax income, as defined, equals or exceeds $3,800,000 for the year ending September 30, 1998, $5,500,000 for the year ending September 30, 1999 or $7,500,000 for the year ending September 30, 2000 or (b) the average closing price of the common stock equals or exceeds $12.50 per share for a 30 trading day period in the 18-month period beginning with the consummation of the IPO or $16.50 per share for 30 trading days in the period beginning after 18 months after the consummation of the IPO and ending 36 months after the IPO. All shares of common stock held in escrow are to be released if either (a) the Company's minimum pretax income, as defined, equals or exceeds $4,600,000 for the year ending September 30, 1998, $6,600,000 for the year ending September 30, 1999 or $9,000,000 for the year ending September 30, 2000 or (b) the average closing price of the common stock equals or exceeds $15.00 per share for a 30 trading day period in the 18-month period beginning with the consummation of the IPO or $18.00 per share for 30 trading days in the period beginning after 18 months after the consummation of the IPO and ending 36 months after the IPO.

As of September 30, 1998, the Company did not attain the income level nor did the stock price meet or exceed the per share value necessary for the release of the escrow shares.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Statements in this Form 10-QSB that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" in the Company's Form 10-KSB for the year ended September 30, 1998, and including, in particular, history of operating losses; anticipated future losses; limited operating history; unproven commercial acceptance; need for market acceptance. Limited marketing capabilities; competition; government regulation; dependence on third parties; and other risks.

General

The Company develops, markets and administers a benefit services program designed to enable members to obtain discounts on purchases of consumer and medical products and services through networks of providers with which the Company has executed provider agreements. The Company currently offers three products: The HealthCare Solutions Card, offering discounts for ancillary medical services; the Medical Solutions Card, providing discounts on physicians and hospital medical expenses: and the Saving Solutions Card, offering discounts on ancillary medical and consumer purchases.

The Company's revenues are derived from the receipt of annual or monthly enrollment fees paid by or on behalf of Members for the right to obtain discounts from Providers in the Networks. The Company receives a significant portion of its revenue in the form of monthly bank drafts and monthly payroll deductions made by employers on behalf of their employees. The Company currently offers a money-back guarantee. All monthly payment sales and their corresponding expenses, including sales commissions and provider fees, are recognized in the monthly periods after which the guarantee expires. Since the initial cost of delivery the cards to the customers is incurred and expensed in the first month, the gross profit associated with each new individual card issued is lower in the month of issuance than in the remaining eleven months prior to the card's expiration date. In addition, since all renewal cards are subject to the same costs of issuance, this twelve month pattern of lower gross profits in the first month continues for renewal periods.

In those instances when a sale of the Company's discount cards is collected as a single annual fee, the Company recognizes all of its single payment sales in the period in which the card is delivered, since all of the expenses resulting from the purchase of an annual card, including the costs of issuance, sales commission, provider fees, and an provision for cancellations from potential guarantee-related refunds, are incurred by the Company at the time of sale. The Company incurs only nominal additional direct costs associated with each cardholder in the following eleven months due to the fact that under all of its provider network contracts, each provider is obligated to continue to provide discounts to all cardholders until the annual card expires, even if the provider network contract has been terminated. The Company also offers a money-back guarantee to Members who, within ninety days, are not satisfied with the discount card and the Company has established reserves therefor. The Company has some existing cards with a 12-month guarantee and respective reserves have been established.

While most marketing activity has focused primarily on the HealthCare Solutions Card, the Company has only recently begun to market the Medical Solutions Card and the Savings Solutions Card. There can be no assurance that the Company will successfully maintain or expand the Networks and/or market its discount cards.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

Quarters Ended December 31, 1998 and December 31, 1997. Operating revenues for the quarter ended December 31, 1998 (the "1998 Quarter") increased by approximately 375% from $8,000 (adjusted) for the quarter ended December 31, 1997 (the "1997 Quarter") to approximately $30,000. Operating revenue for the 1998 Quarter does not include approximately $21,000 in annual membership fees received that were deferred until after the expiration of the 90 day money back guarantee period. The deferred revenue is being deferred as a result of a recent Securities and Exchange Commission ("SEC") position that income cannot be recognized until after the expiration of the guarantee period and income from annual contracts must be recognized ratably over the life of the membership. For comparative purposes, the 1997 Quarter revenues have been adjusted to reflect deferred revenue recognition of $5,565 in annual membership fees. The overall increase in revenue is a result of increased sales and marketing efforts to promote the Company's products.

Selling, general and administrative expenses increased by approximately 60% from approximately $361,000 in the 1997 Quarter to approximately $577,000 in the 1998 Quarter. The increase is due primarily to management level staffing increases in the sales, marketing and customer service departments and increased program development costs.

Interest expense decreased by approximately 95% from approximately $50,000 for the 1997 Quarter to approximately $5,000 for the 1998 Quarter due to the completion of the bridge financing in the 1997 Quarter. Interest income decreased approximately 27% from approximately $62,000 for the 1997 Quarter to approximately $45,000 for the 1998 Quarter due to decreased investments effected by corporate needs.

Net Loss increased 53% from approximately $347,000 (adjusted) for the 1997 Quarter to approximately $531,000 for the 1998 Quarter as a result of the foregoing factors.

Liquidity and Capital Resources

The Company utilizes capital resources primarily for general corporate purposes and to support anticipated growth. As of December 31, 1998, the Company had a working capital of approximately $3,490,000 including cash and cash equivalents of approximately $3,487,000.

Net cash used in operating activities was approximately $536,000 for the 1998 Quarter compared to approximately $793,000 for the 1997 Quarter. Net cash used in operating activities consisted primarily of approximately $531,000 as a result of net loss from operations.

The Company intends to use its cash to implement its business plan, which includes the refinement, sales and marketing of its Savings Cards. In addition, from time to time, the Company evaluates possible acquisitions or investments in businesses and products that are complementary to those of the Company and the Company may use a portion of the remaining proceeds of the IPO in connection with any such potential acquisition or investment. However, the Company currently has no present commitments or agreements with respect to any material acquisition or investment. From time to time the Company also evaluates potential opportunities outside of its current business operations and intends to continue to evaluate such opportunities in the future.

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

YEAR 2000 COMPLIANCE. Certain aspects of the Company's business, including its customer service capabilities, the Company's ability to timely pay brokers their commissions and pay network providers their fees, are dependent upon the ability to store, retrieve, process and manage data and to maintain and upgrade the data processing system the Company currently relies on. Although the Company believes that it has established appropriate safeguard mechanisms, interruption of data processing capabilities for any extended period of time, loss of stored data, programming errors or other computer problems may affect its ability to attract and retain brokers and networks, which in turn may negatively affect its business. The Company cannot predict whether it will experience problems, delays or unanticipated costs in the use of its current system.

The Company continues to review its computer systems to identify the systems that could be affected by the "Year 2000" issue and is currently developing an implementation plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 issue can arise at any point in the Company's processing, distribution and financial chains and could result in a major system failure or miscalculations, affect its ability to pay commissions and fees to its brokers and networks, as well as its ability to review network providers in a timely manner and on the whole disrupt its business operations.

The Company is utilizing internal personnel, contract programmers and vendors to review its information and operational systems, including the Data Management and Systems Design (DMSD) System, for purposes of identifying Year 2000 non-compliance problems. The Company has identified two specific areas of risks relating to the Year 2000 problem: internal business systems and software and external noncompliance by third parties including suppliers of participating providers data, suppliers requiring information about our eligibility, financial vendors and the Company's members.

Internal Business Systems and Software -- The Company's systems, including the DMSD System, were developed utilizing program source code and off-the-shelf software that was Year 2000 compliant. The total estimated cost of the hardware, software and installation cost of the Company's system, including the DMSD System, was approximately $600,000, a portion of which was allocated to year 2000 compliance. All available upgrades for off-the-shelf products (which include Year 2000 compliance) have been loaded and are in active use. The Company's telephone system vendors have indicated Year 2000 compliance including services relating to long distance, local, 1-800, telephone switch and audix.

External Non-Compliance by Third Parties -- Suppliers of Participating Providers Data -- A survey of all suppliers of participating providers data has been conducted and is approximately 90% completed. Of the suppliers who have responded to our survey, all have indicated that they are Year 2000 Compliant, although the Company cannot guarantee that there suppliers and the remaining suppliers are and will be Year 2000 compliant.

External Non-Compliance by Third Parties -- Suppliers Requiring Information About Eligibility. A survey of all suppliers requiring information about the Company's eligibility has been conducted with a 100% response rate to date. Two pharmacy benefits management suppliers with whom the Company has contracts have indicated that they are Year 2000 compliant.

To the extent that the Company determines that any of its suppliers' responses to the Year 2000 issue are unsatisfactory, it will consider alternate sources of suppliers. The Company can not assure that it will be successful in finding such alternative suppliers.

External Non-Compliance by Third Parties -- Financial Vendors -- Financial vendors such as the Company's merchant bank and credit card processor have not yet been surveyed. The Company expects that such surveys will be conducted no later than the first quarter of 1999. To the extent that the Company's financial vendors are not Year 2000 compliant, the Company will consider alternate sources of financial vendors who are Year 2000 compliance. The Company cannot assure that it will be successful in finding such alternative financial vendors.

External Noncompliance by Third Parties -- Sponsors. The Company does not currently have any formal information about the status of its Sponsors and the Year 2000 issue. The Company has, however, received indications that most of the Company's Sponsors are in the process of becoming Year 2000 compliant. Year 2000 non-compliance by any of the Company's subscribers may negatively affect the Company's business.

Through December 31, 1998, the Company incurred costs of approximately $600,000 to update the Company's systems, a portion of which was allocated to year 2000 compliance. In addition, the Company has incurred additional costs in connection with the Company's review of internal and external systems compliance, none of which is material. The Company does not anticipate that it will incur any additional material costs associated with addressing Year 2000 issues.

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

The recognition of the potential charges to income described above may have a depressive effect on the market price of the Company's securities

                                     PART II


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 1998, the Company granted an aggregate of 10,000 options to employees of the Company at exercise prices ranging from .875 to 1.00 per share (the market value of the Class A Common Stock on the date of grant) under the Company's 1997 Stock Option Plan, which options will vest at various times over a three year period.

The 2,024,000 units of the Company and the underlying securities consisting of one share of Class A Common Stock and one warrant to purchase one share of Class A Common Stock per unit issued in the IPO were registered under a registration statement on Form SB-2 (File No. 333-28233) which was declared effective by the Securities and Exchange Commission on October 14, 1997.

During the quarter ended December 31, 1998, a portion of the net proceeds from the IPO were used (i) to make principal and interest payments in the amount of approximately $19,000 on a capital lease entered into in April 1997; (ii) to purchase equipment in the amount of approximately $3,000 and (iii) for working capital purposes in the amount of approximately $535,000. The remaining portion of the net proceeds from the IPO and other available cash in the amount of approximately $3,487,000 has been invested in short-term, interest-bearing, investment grade securities.

Item 5. OTHER INFORMATION

Neal J. Polan, the Chairman and Chief Executive Officer of the Company, devotes approximately 50% of his business time to other interests and investments outside of the Company, some of which are or may be in the health care services field. In the course of his activities, Mr. Polan may from time to time be presented with various business opportunities in the health care services industry. Mr. Polan may present certain of these opportunities to the Company, although Mr. Polan has no agreement to do so and there can be no assurance that any such opportunities will be presented to the Company. The Company entered into a one-year consulting agreement with Practice Management, Inc. ("PMI"), whereby PMI is marketing the Company's business to labor groups, managed care entities, preferred provider organizations and third party administrators for an annual fee of $50,000. Mr. Polan has entered into a separate agreement with PMI, whereby is marketing, in exchange for a one-time payment of $50,000, to present to Mr. Polan, in preference to others, certain business opportunities; provided, that the agreement between PMI and Mr. Polan provides that PMI shall be obligated to first present to the Company, prior to Mr. Polan, any business opportunities that may be appropriate for the Company. The Company is evaluating its relationship with PMI and has notified PMI of its desire to terminate this relationship. These arrangements and agreements may give rise to certain conflicts of interest.

SIGA Pharmaceuticals, Inc. (SIGA) filed a Schedule 13D dated October 15, 1998 stating that it beneficially owned 151,000 shares of the Company's Class A Common Stock or approximately 5.0% of the outstanding shares of the Company's Class A Common Stock, and 149,800 Class A Warrants to purchase shares of the Company's Class A Common Stock. SIGA stated that the securities were acquired for investment purposes and that it intended to request a meeting with the Company for the purpose of discussing methods of maximizing or enhancing stockholder value. SIGA also stated that it had no present intention of acquiring additional securities. On January 11, 1999, SIGA amended its Schedule 13D to state that it had met with the Company's Chairman of the Board and had sent a letter dated January 6, 1999 to the Chairman suggesting a possible combination of the Company and SIGA and outlining the proposed terms of a possible transaction. The Schedule 13G also stated that no formal offer was made by SIGA to acquire the Company and that SIGA had no present intention of acquiring additional securities.

On January 15, 1999, the Company's Board of Directors met to discuss the letter from SIGA. On January 19, 1999, the Company's Chairman sent a letter to SIGA. The letter stated that in order for the Board of Directors to fully evaluate a possible transaction, the Board of Directors required a better understanding of SIGA's business. The letter also stated that the Board of Directors intended to fully evaluate a possible transaction with SIGA and retained a consultant to assist in such evaluation. Based on the Board of Director's analysis of a proposed transaction with SIGA, including the review of a report delivered by the consultant engaged by the Company, the Company's Board of Directors has determined, and has advised SIGA, that the Company will not proceed, at this time, with a transaction with SIGA.

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




                                         HEALTHCORE MEDICAL SOLUTIONS, INC.



                                         By: /s/ Neal J. Polan
                                         --------------------------------
                                         Neal J. Polan
                                         Chairman and Chief Executive Officer


                                         By: /s/ David L. Mullikin
                                         --------------------------------
                                         David L. Mullikin
                                         President, Chief Operating Officer and
                                         Acting Chief Financial Officer


Date: February 12, 1999