Form 10QSB
period 1999-03-31
HEALTHCORE MEDICAL SOLUTIONS INC
filed 1999-05-17
CIK 1035789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 FOR
                        THE QUARTER ENDED MARCH 31, 1999
                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934, FOR
             THE TRANSITION PERIOD FROM ___________ to ____________

                           Commission File No. 0-22947


                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 43-1771999
     -------------------------------                 ----------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)


   11904 BLUE RIDGE BOULEVARD, GRANDVIEW, MISSOURI         64030
   -----------------------------------------------         -----
      (Address of principal executive offices)           (Zip Code)


       Registrant's telephone number, including area code: (816) 763-4900



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

As of May 14, 1999, 3,183,000 shares of Class A Common Stock, $.01 par value, and 216,000 shares of Class B Common Stock, $.01 par value, of the registrant were issued and outstanding.


Transitional Small Business Disclosure Format (check one):
         YES [ ]     NO [X]

                                TABLE OF CONTENTS


ITEM                                                                       PAGE
----                                                                       ----


                                     PART I.
                              FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                  Balance Sheet as of March 31, 1999..... ..................3
                  Statement of Operations for the quarter and six months
                      ended March  31, 1999 and 1998.... ...................4
                  Statement of Cash Flows for the six months
                      ended March  31, 1999 and 1998.... ...................5
                  Notes to the Financial Statements.........................6

Item 2.  Management's Discussion and Analysis ..............................9



                                    PART II.
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds..........................12

Item 5. Other Information..................................................12

Item 6. Exhibits and Reports on Form 8-K ..................................13

SIGNATURES ................................................................14

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.

                                  BALANCE SHEET
                                   (unaudited)

            ASSETS                                                     March 31, 1999
                                                                       --------------
                  Current Assets:
                  Cash & cash equivalents                               $  2,932,175
                  Prepaid expenses and other current assets             $    194,129
                                                                        ------------
                          Total current assets                          $  3,126,304
                                                                        ------------
                  Property and Equipment, net                           $    188,265
                  Other assets                                          $     15,570
                                                                        ------------
                                                                        $    203,835
                                                                        ------------
                                                     TOTAL              $  3,330,139


         LIABILITIES
         Current liabilities:
                  Accounts payable and accrued expenses                 $    142,414
                  Deferred income                                       $     53,062
                  Current portion-obligation under capital lease        $     57,871
                                                                        ------------
                                   Total current liabilities            $    253,346
                                                                        ------------
                                   Total liabilities                    $    253,346
                                                                        ------------

                         Commitments and other matters

                             SHAREHOLDERS' EQUITY
         Preferred stock, $.01 par value; authorized 5,000,000 shares
         Common stock, $.01 par value:
            Class A, authorized, 19,784,000 shares
                Issued and outstanding 3,018,000 shares                  $     30,180
            Class B, authorized, 216,000 shares;
                Issued and outstanding 216,000 shares                    $      2,160
                Additional paid In capital                               $ 10,761,557
                Accumulated deficit                                      ($ 7,717,104)
                                                                         ------------
                              Total shareholders equity                  $  3,097,793
                                                                         ------------
                              TOTAL                                      $  3,330,139
                                                                         ============

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                         SUCCESSOR TO MEGAVISION, L.C.

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                        Three Months Ended               Six Months Ended
                                  ------------------------------   ------------------------------
                                  March 31, 1999  March 31, 1998   March 31, 1999  March 31, 1998
                                  --------------  --------------   --------------  --------------
Revenues:
         Membership revenues          $    54,681    $    22,417    $    84,584    $    36,333

Costs & Expenses:

         Costs of memberships              42,686         16,486         66,196         25,724

         Selling and marketing            253,696        176,401        471,835        259,567

         General and administrative       381,515        328,787        740,687        606,773

         Interest expense                   2,437          7,138          7,611         56,780
                                      -----------    -----------    -----------     ----------
                  Total                   680,334        528,812      1,286,326        948,844
                                      -----------    -----------    -----------     ----------

Loss before other income                 (625,653)      (506,395)    (1,201,745)      (912,511)
                                      -----------    -----------    -----------     ----------
Other income - interest                    36,716         71,229         81,731        133,783

Other expense                             (41,625)                      (41,625)
                                      -----------    -----------    -----------     ----------
         Net other income/expense          (4,909)        71,229         40,106        133,783

Net loss                                 (630,562)      (435,166)    (1,161,639)      (778,728)

Net loss per share:
  (basic and dilutive)                   ($  0.27)      ($  0.19)      ($  0.50)      ($  0.37)
                                      ===========    ===========    ===========     ==========
Weighted average number of common shares outstanding:


                                        2,334,000      2,324,000      2,334,000      2,129,150

SEE NOTES TO FINANICAL STATEMENTS

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.

                            Statements of Cash Flows
                                  (Unaudited)

                                                                               Six Months Ended
                                                                       March 31, 1999    March 31, 1998
                                                                       --------------    --------------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
         Net loss                                                          ($1,161,639)   ($  778,728)
         Adjustments to reconcile net loss to net
         Cash used in operating activities:
                  Depreciation & amortization                                   27,366         26,207
                  Amortization of discount on notes payable-bridge units             0         31,764

         Changes in:
                  Prepaid expenses and other assets                            (30,676)       (89,560)
                  Accounts payable and accrued expenses                         27,527       (468,099)
                  Other liabilities                                             53,062           (708)
                                                                           -----------    -----------
                  Net cash used in operating activities                     (1,078,735)    (1,279,124)
                                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                                  (4,790)       (69,453)

CASH FLOWS FROM FINANCING ACTIVITIES:

         Decrease in restricted cash                                                           85,000
         Principal payments on notes payable-bridge units                                  (2,300,000)
         Net change in notes payable-banks                                                   (103,600)
         Principal payments on obligation under capital lease                  (24,749)       (22,945)
         Net proceeds from initial public offering                                          8,747,714
                                                                           -----------    -----------
                  Net cash used in financing activities                        (24,749)     6,406,169
                                                                           -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   (1,108,274)     5,057,592

Cash and cash equivalents - beginning of period                              4,040,449        147,350
                                                                           -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $ 2,932,175    $ 5,204,942
                                                                           ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for:
                  Interest                                                 $    57,611    $   162,889


SEE NOTES TO FINANICAL STATEMENTS

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

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

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3] REVENUE AND COST OF SALES RECOGNITION:

All monthly and single annual payment sales and their corresponding expenses, including the costs of issuance of HealthCare Solutions Cards, sales commissions, provider fees and a provision for cancellations from potential guarantee-related refunds incurred by the Company at the time of sale, are recognized in the monthly period after the expiration of the guarantee period which the card sale is billed. Annual card sales are recognized ratably over the term of the membership.

The Company currently offers a money-back guarantee to Members who, during the first 90 days of enrollment, are not satisfied with the HealthCare Solutions Card.

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

NOTE C - NOTES PAYABLE - BRIDGE UNITS

In February and March 1997, the Company sold in a bridge financing 46 units, each consisting of (i) a $50,000 10% subordinated note ("Bridge Note") and (ii) warrants to purchase 25,000 shares of Class A common stock. The Bridge Notes, aggregating $2.3 million in principal amount and $142,979 in accrued interest, were repaid on October 17, 1997 from the proceeds of the Company's initial public offering ("IPO"). Concurrently with the IPO, the warrants were converted into IPO warrants. The Company received $1,964,154, net of offering costs, in the bridge financing. One unit was purchased by the Chairman of the Board and his wife and one-half of one unit was purchased by a director, on the same terms as the other bridge financing units.

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

NOTE D - CAPITAL STOCK

[1] STOCK OPTION PLAN:

In February 1997, the Company adopted a stock option plan, which was amended in December 1998, under which 500,000 shares of Class A common stock are reserved for issuance upon exercise of either incentive or non-incentive stock options which may be granted from time to time by the board of directors to officers, directors, employees and others. The Company has granted options to purchase 226,500 shares of Class A common stock at prices ranging from $.875 per share to $5.00 per share. Of the options granted, 55,500 have been forfeited by resignation of the grantees and are available for future grants. The remaining 171,000 options granted and outstanding will fully vest during the period from August 1997 through June 2001 and will expire ten years from the date of grant.

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

[2] SHARES RESERVED FOR ISSUANCE:

The Company has reserved 4,137,500 shares of its Class A common stock for issuance upon exercise of the outstanding warrants and options.

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

NOTE E - INCOME TAXES

The Company's deferred tax asset as of September 30, 1998 represented a benefit from net operating loss carry forwards of $1,504,500. This deferred tax asset has been reduced by a valuation allowance of $1,504,500 since the future realization of such tax benefit is not presently determinable. As of September 30, 1998, the Company had a net operating loss carry forward of approximately $3,946,000 expiring in 2012 and 2018. As a result of the IPO, usage of approximately $2,000,000 of this net operating loss carry forward is limited to approximately $789,000 per year.

NOTE F - INITIAL PUBLIC OFFERING

     On October 17, 1997, the Company, in its IPO, sold 1,760,000 units. Each unit consists of one share of Class A common stock and one redeemable warrant to purchase a share of Class A common stock at $6.50, expiring October 2002. On November 10, 1997, the underwriter executed its option to sell an additional 264,000 units of the Company's common stock. Proceeds from the IPO, net of expenses of $1,745,000, approximated $8,355,000. In connection with the IPO, the underwriter was granted an option to purchase up to 176,000 units at $6.00 per unit and a director was granted a warrant to purchase 15,000 shares at $5.00 per share.

     Upon consummation of the Company's IPO, certain shareholders deposited 900,000 shares of common stock (the "Escrow Shares") into an escrow account. Some or all of these shares are to be released upon the Company meeting certain performance goals or the stock price exceeding certain targets. If these goals are not met the shares will be canceled. However, should the goals be met, the release of the shares owned by officers, directors and consultants aggregating 396,500 shares of the 900,000 shares in escrow will result in the Company recognizing an additional expense equal to the market value of the shares released. A total of 400,000 shares of common stock held in escrow are to be released if either (a) the Company's minimum pretax income, as defined, equals or exceeds $5,500,000 for the year ending September 30, 1999 or $7,500,000 for the year ending September 30, 2000 or (b) the average closing price of the common stock equals or exceeds $12.50 per share for a 30 trading day period in the 18-month period beginning in October 1997 or $16.50 per share for 30 trading days in the period beginning after 18 months beginning in October 1997 and ending 36 months after October 1997. All shares of common stock held in escrow are to be released if either (a) the Company's minimum pretax income, as defined, equals or exceeds $4,600,000 for the year ending September 30, 1998, $6,600,000 for the year ending September 30, 1999 or $9,000,000 for the year ending September 30, 2000 or (b) the average closing price of the common stock equals or exceeds $15.00 per share for a 30 trading day period in the 18-month period beginning in October 1997or $18.00 per share for 30 trading days in the period beginning after 18 months after October 1997 and ending 36 months after October 1997. As of March 31, 1999 the stock price did not meet or exceed the per share value necessary for the release of the escrow shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Sectin 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. The Company uses forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "forecasts," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

Statements in this Form 10-QSB that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" in the Company's form 10-KSB for the year ended September 30, 1998, and including, in particular, history of operating losses; anticipated future losses; limited operating history; unproven commercial acceptance; need for market acceptance; limited marketing capabilities, competition; government regulations; dependence on third parties; and other risks.

RECENT DEVELOPMENTS

         In  March  1999,  the  Company   discontinued  the  employment  of  six
employees, including its internal sales force. Salary and benefit expenses related to employment for these individuals continued through March 31, 1999.

         On April 27, 1999, the Company entered into a non-binding letter of intent (the "Letter") with Adatom, a privately held California corporation contemplating, among other things, the Merger of Adatom with and into the Company. Adatom is in the business of developing Internet consumer shopping sites, and has its own Internet superstore shopping site, www.adatom.com. The Letter further provides that the Company will divest its current operating business prior to consummation of the proposed merger.

         The Letter provides that as part of the proposed Merger, the Company's existing Class A common stock and warrants would remain outstanding, and Adatom stockholders would receive shares of Class A common stock of the Company representing approximately 77.5% percent of the Company's outstanding common stock following the Merger, subject to adjustment. The Letter further provides that as part of the divestiture of its existing business, the Company will terminate its employment relationships with all of its employees, including its key executives, Neal J. Polan , the Company's Chairman of the Board and Chief Executive Officer, and David L. Mullikin, the Company's President and Chief
Operating  Officer,  and  will  settle  any  contractual   obligations  to  such
employees.

         The letter of intent is a mere statement of intention and the proposed transaction is subject to various conditions to closing, including the negotiation and execution of a definitive merger agreement related to such transaction. Although the Company expects to complete this proposed transaction in the near future, there can be no assurance that this transaction will be completed in a timely manner or at all. In connection with the proposed transaction with Adatom, the Company is currently seeking the sale, liquidation or discontinuation of its existing business. In the event the proposed transaction with Adatom is not consummated, the Company intends to seek other merger candidates, seek the sale or discontinuation of its existing business and/or curtail its current business operations.

GENERAL

         The Company currently develops, markets and administers a health care benefit services program designed to enable members to obtain discounts on purchases of medical products and services through Networks of Providers with which the Company has executed provider agreements. The Company currently offers three products: The HealthCare Solutions card, offering discounts for ancillary medical services; the Medical Solutions Card, providing discounts on major medical expenses: and the Saving Solutions Card, offering discounts on ancillary medical and consumer purchases.

         The Company's revenues are derived from the receipt of annual or monthly enrollment fees paid by or on behalf of Members for the right to obtain discounts from providers in the Networks. The Company receives a significant portion of its revenue in the form of monthly bank drafts and monthly payroll deductions made by employees on behalf of their employees. Accordingly, all monthly payment sales and their corresponding expenses, including sales commissions and provider fees, are recognized in the monthly periods for which they are billed. Since the initial cost of delivery of the cards to the customers is incurred and expensed in the first month, the gross profit associated with each new individual card issued is lower in the month of issuance than in the remaining eleven months prior to the card's expiration date. In addition, since all renewal cards are subject to the same costs of issuance, this twelve month pattern of lower gross profits in the first month continues for renewal periods.

         In those instances when a sale of the Company's discount cards is collected as a single annual fee, the Company recognizes all of its single payment sales in the period in which the card is delivered, since all of the expenses resulting from the purchase of an annual card, including the costs of issuance, sales commission, provider fees, and a provision for cancellations from potential guarantee-related refunds, are incurred by the Company at the time of sale. The Company incurs only nominal additional direct costs associated with each cardholder in the following eleven months due to the fact that under all of its Network contracts, each Provider is obligated to continue to provide discounts to all cardholders until the annual card expires, even if the Network contract has been terminated. The Company also offers a money-back guarantee to Members who, within ninety days or after twelve months (depending on the product), are not satisfied with the discount card and the Company has established reserves therefor.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998. Operating revenue for the quarter ended March 31, 1999 (the "1999

Quarter") increased from $22,000 for the quarter ended March 31, 1998 (the "1998 Quarter") to approximately $55,000. Operating revenue for the 1999 Quarter does not include approximately $32,000 in annual membership fees received that were deferred until after the expiration of the 90-day money back guarantee period. The deferred revenue is being deferred as a result of a Securities and Exchange Commission ("SEC") position that income cannot be recognized until after the expiration of the guarantee period and income from annual contracts must be recognized ratably over the life of the membership. The overall increase in revenue is a result of increased sales and marketing efforts to promote the Company's products.

         Selling, general and administrative expenses increased by approximately 26% from approximately $505,000 in the 1998 Quarter to approximately $635,000 in the 1999 Quarter. The increase was due primarily to management level staffing increases in the sales, marketing and customer service departments and increased expensed related to operating as a public company.

         Interest expense decreased by approximately 71% from approximately $7,000 for the 1998 Quarter to approximately $2,000 for the 1999 Quarter due to decreased interest costs on a current equipment lease. Interest income decreased approximately 48% from approximately $71,000 for the 1998 Quarter to approximately $37,000 for the 1999 Quarter due to increased use of the IPO proceeds for corporate needs.

         Other expense in the 1999 Quarter reflects the settlement of a claim relating to disputed software rights asserted by a former employee of the Company. Net loss increased by approximately 44% from approximately $435,000 for the 1998 Quarter to approximately $631,000 for the 1999 Quarter as a result of the foregoing factors.

         SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1998.

         Operating revenues for the six months ended March 31, 1999 (the "1999 Six Months") increased from $36,000 for the six months ended March 31, 1998 (the "1998 Six Months") to approximately $85,000. Operating revenue for the 1999 Six Months does not include approximately $53,000 (net) in annual membership fees received that were deferred until after the expiration of the 90 day money back guarantee period. The deferred revenue is being deferred as a result of an SEC position that income cannot be recognized until after the expiration of the guarantee period and income from annual contracts must be recognized ratably over the life of the membership. The overall increase in revenue was a result of increased sales and marketing efforts to promote the Company's products.

         Selling, general and administrative expenses increased by approximately 40% from approximately $866,000 in the 1998 six Months to approximately $1,213,000 in the 1999 Six Months. The increase was due primarily to management level staffing increases in the sales, marketing and customer service departments and expenses related to operating as a public company.

         Interest expense decreased by approximately 86% from approximately $57,000 for the 1998 Six Months to approximately $ 8,000 for the 1999 Six Months due to the completion of the bridge financing in the 1998 Six Months and the repayment of the notes issues in the bridge financing in October 1997. Interest income decreased approximately 39% from approximately $134,000 for the 1998 Six Months to approximately $82,000 for the 1999 Six Months due to increased use of the IPO proceeds for corporate needs. A Net Loss increased 48% from approximately $779,000 for the 1998 Six Months to approximately $1,161,000 for the 1999 Six Months as a result of the foregoing factors.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Company had working capital of approximately $2,873,000, including cash and cash equivalents of $2,832,000.


         Net cash used in operating activities was approximately $1,079,000 for the 1999 Six Months, compared to approximately $1,279,000 for the 1998 Six Months. The 1999 Six Month net cash used in operating activities consisted primarily of approximately $1,162,000 net loss from operations.


         The Company realized net proceeds of approximately $8,748,000 in connection with its IPO which was completed in November 1997 of which approximately $2,300,000 was utilized to repay the Bridge Notes issued in the Bridge Financing, approximately $104,000 was utilized in repayment of other notes payables, and approximately $54,000 was used in principal payments under capital lease obligations.

         The Company believes that its existing resources would provide the necessary liquidity and capital resources to sustain its current operations until January 2000. In connection with the proposed transaction with Adatom, the Company is currently seeking the sale, liquidation or discontinuation of its existing business. In the event the proposed transaction with Adatom is not consummated, the Company intends to seek other merger candidates, seek the sale or discontinuation of its current business and/or curtail its current business operations. In the event any of these proposed transactions are consummated, including the proposed transaction with Adatom, the Company anticipates that it will likely require substantial additional financing, which financing could be in the form of equity or debt financing, that may be entered into in the future. Except for the Company's engagement of Jesup & Lamont relating to a proposed financing in connection with the proposed transaction with Adatom, the Company has no commitments for any future financing and there can be no assurance as to the availability or terms of any required additional financing, when and if needed. In the event that the Company fails to raise the funds it requires, it may be necessary for the Company to significantly curtail its activities or cease operations.


         YEAR 2000 COMPLIANCE. Certain aspects of the Company's current business, including its customer service capabilities, the Company's ability to timely pay brokers their commissions and pay network providers their fees, are dependent upon the ability to store, retrieve, process and manage data and to maintain and upgrade the data processing system the Company currently relies on. Although the Company believes that it has established appropriate safeguard mechanisms, interruption of data processing capabilities for any extended period of time, loss of stored data, programming errors or other computer problems may affect its ability to attract and retain brokers and networks, which in turn may negatively affect its current business. The Company cannot assure that it will not experience problems, delays or unanticipated costs in the use of its current system. For additional disclosure about Year 2000 issues related to the Company see the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998

         RELEASE OF ESCROW SHARES. In connection with the IPO, the pre-IPO stockholders of the Company placed, on a pro rata basis, a portion of their shares into escrow pending the Company's attainment of certain earnings thresholds or per share stock price thresholds. The Commission has taken the position with respect to the release of securities from escrow that in the event the Escrow Shares are released from escrow to directors, officers, employees or consultants of the Company, the release will be treated, for financial reporting purposes, as compensation expense to the Company. Accordingly, in the event of the release of the Escrow Shares, the Company will recognize during the period in which the earnings or market price targets are met or become probable of being met, a substantial non-cash charge which would substantially increase the Company's loss or reduce or eliminate earnings, if any, at such time. The amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity. There can be no assurance that the Company will attain the targets which would enable the Escrow Shares to be released from escrow. In addition, a portion of the warrants issued to Neal J. Polan will become exercisable only upon the attainment by the Company of certain earnings or market price thresholds. In the event that such warrants become exercisable, the Company will recognize during the period in which the earnings thresholds are probable of being met or such stock levels achieved, an additional non-cash charge to earnings equal to the fair market value of the portion of the warrants subject to such earnings or market price thresholds, which could have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time.

         The recognition of the potential charges to income described above may have a depressive effect on the market price of the Company's securities.

         It is anticipated that in the event the proposed transaction with Adatom is consummated, the Company expects to exchange the escrow shares for shares of Class A common stock at an exchange rate of less than one share of Class A common stock for each escrow share.

                                     PART II
                                OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the 1999 quarter, the Company (i) granted an aggregate of 30,000 options to two directors of the Company at an exercise price of $1.09 per share (the fair market value of the Class A Common Stock on the date of grant) under the Company's 1997 Stock Option Plan, which options vested on the date of grant and (ii) issued a warrant to purchase 12,500 shares of Class A common Stock at an exercise price of $1.0625 per share (the fair market value of the Class A common stock on the date of issuance) to a former employee of the Company.

         The above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933 under Sectom 4(2) or Regulation D of the Securities Act. The sale of such securities was without the use of an underwriter, and the certificates for the shares contain a restrictive legend permitting the transfer of such securities only upon registration of the shares or an exemption under the Securities Act.

         The 2,024,000 units of the Company and the underlying securities consisting of one share of Class A Common Stock and one warrant to purchase one share of Class A Common Stock per unit issued in the IPO were registered under a registration statement on Forms SB-2 (File No. 333-28233) which was declared effective by the Securities and Exchange Commission on October 14, 1997. During the 1999 quarter, a portion of the net proceeds from the IPO were used (I) to make principal and interest payments in the amount of approximately $19,000 on a capital lease entered into in April 1997; (ii) to purchase equipment in the amount of approximately $3,000 and (iii) for working capital purposes in the amount of approximately $535,000. The remaining portion of the net proceeds from the IPO and other available cash in the amount of approximately $3,487 has been invested in short-term, interest-bearing , investment grade securities.

ITEM 5. OTHER INFORMATION

         In  March  1999,  the  Company   discontinued  the  employment  of  six
employees, including its internal sales force. Salary and benefit expenses related to employment for these individuals continued through March 31, 1999.

         On April 27, 1999, the Company entered into a non-binding letter of intent with Adatom, a privately held California corporation contemplating, among other things, the merger of Adatom with and into the Company. Adatom is in the business of developing Internet consumer shopping sites, and has its own Internet superstore shopping site, www.adatom.com. The Letter further provides that the Company will divest its current operating business prior to consummation of the proposed merger.

         The Letter provides that as part of the proposed Merger, the Company's existing Class A common stock and warrants would remain outstanding, and Adatom stockholders would receive shares of Class A common stock of the Company representing approximately 77.5% percent of the company's outstanding common stock following the Merger, subject to adjustment. The Letter further provides that as part of the divestiture of its existing business, the Company will terminate its employment relationships with all of its employees, including its key executives, Neal J. Polan , the Company's Chairman of the Board and Chief Executive Officer, and David L. Mullikin, the Company's President and Chief
Operating Officer, and will settle any contractual obligations to such employees. The letter of intent is a mere statement of intention and the proposed transaction is subject to various conditions to closing, including the negotiation and execution of a definitive merger agreement related to such transaction. Although the Company expects to complete this proposed transaction in the near future, there can be no assurance that this transaction will be completed in a timely manner or at all.

         Prior to the execution of the Letter, the Company employed Polan under an employment agreement (the "Employment Agreement") expiring on November 30, 2000, providing for an annual base salary of two hundred thousand ($200,000) dollars, together with other compensation and benefits. The Employment Agreement made no provisions for the termination thereof without cause. In furtherance of the transactions comtemplated by the Letter, by letter amendment dated April 27, 1999, the Employment Agreement was amended to provide the Company with the right to terminate the Employment Agreement at any time, without cause, upon the expiration of one hundred twenty (120) days following the date of the execution of the letter amendment, whereupon the Company will pay to Polan the lesser of
(a) one hundred fifty thousand ($150,000) dollars, or (b) sixty (60%) percent of the present value of the remaining compensation and benefits due under the terms of the Employment Agreement on the data of its termination. In consideration for this amendment, the Company issued Polan 165,000 shares of Class A Common Stock of the Company.

         On April 27, 1999, the Company engaged Jesup & Lamont as exclusive financial adviser to the Company in connection with the Merger, and as the Company's exclusive placement agent with respect to a contemplated private placement (the "Placement") of approximately six million ($6,000,000) dollars inequity securities of the Company following the consummation of the Merger, pursuant to the terms of an engagement letter (the "Engagement Letter"), among the Company, Adatom, and Jesup & Lamont. As partial consideration for such services, the Company has agreed to issue to Jesup & Lamont (a) upon the signing of the Engagement Letter, five-year warrants to purchase two hundred thousand (200,000) shares of the Class A Common Stock of the Company at an exercise price of one ($1.00) dollar per share (one hundred thousand (100,000), of which vested upon the execution of the Engagement Letter, and the remaining one hundred thousand (100,000) to vest only upon the closing of the Merger), and (b) five-year warrants to purchase up to ten (10%) percent of the securities sold in the Placement at an exercise price equal to the price at which the securities are sold in the Placement.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
                  10.10(a) 1997 Stock Option Plan, as amended
                  10.10 Letter Amendment dated April 27, 1999 between the Registrant and Neal J. Polan (1)
                  10.11 Engagement Letter dated April 27, 1999 among the Registrant, Adatom, and Jessup & Lamont(1)
                  27.1     Financial Data Schedule

              -------------
              (1) Incorporated by reference to the Company's Current Report on Form 8-K as filed on May 3, 1999.

         (b) Reports on Form 8-K. A report on Form 8-K was filed on May 3, 1999 reporting information under Item 5.

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              HEALTHCORE MEDICAL SOLUTIONS, INC.



                              By: /s/ NEAL J. POLAN
                                  ----------------------------------------------
                                      Neal J. Polan
                                      Chairman and Chief Executive Officer


                              By: /s/ DAVID L. MULLIKIN
                                  ----------------------------------------------
                                      David L. Mullikin
                                      President, Chief Operating Officer
                                      Acting Chief Financial Officer


Date:  May 14, 1999