Form 10QSB
period 1999-07-28
HEALTHCORE MEDICAL SOLUTIONS INC
filed 1999-08-16
CIK 1035789

HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTER ENDED JUNE 30, 1999 or

[__] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
     EXCHANGE  ACT OF  1934,  FOR THE  TRANSITION  PERIOD  FROM  ___________  to
     ____________

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES [ X ] NO [ __ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

As of August 13, 1999, 3,183,000 shares of Class A Common Stock, $.01 par value, and 216,000 shares of Class B Common Stock, $.01 par value, of the registrant were issued and outstanding.


Transitional Small Business Disclosure Format (check one):
         YES [__]     NO [X]

                                TABLE OF CONTENTS



 ITEM                                                                       PAGE
 ----                                                                       ----
                                     PART I.
                              FINANCIAL INFORMATION

 Item 1.  Financial Statements (unaudited)

                  Balance Sheet as of June 30, 1999 .......................    3
                  Statement of Operations for the quarter and nine months
                      ended June 30, 1999 and 1998 ........................    4
                  Statement of Cash Flows for the nine months
                      ended June 30, 1999 and 1998 ........................    5
                  Notes to the Financial Statements .......................    6

Item 2.  Management's Discussion and Analysis .............................   11



                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds .........................   15

Item 5. Other Information .................................................   15

Item 6. Exhibits and Reports on Form 8-K ..................................   15

SIGNATURES ................................................................   16

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.


                                  BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                             JUNE 30, 1999
                                                                   ------------
Current Assets:
      Cash & cash equivalents                                        $2,330,495
      Note receivable - Adatom                                         $250,000
      Prepaid expenses and other current assets                        $176,376
                                                                    -----------
                     Total current assets                            $2,756,871
                                                                    -----------

Property and equipment, net                                            $146,760
Other assets                                                             $3,570

                                                                    -----------
                                                                       $150,330
                                                                    -----------

                     TOTAL                                           $2,907,201
                                                                    ===========


LIABILITIES
Current Liabilities:
      Accounts payable and accrued expenses                            $169,175
      Deferred Income                                                   $41,672
      Current portion-long term debt                                    $36,260
      Deferred business disposal costs                                  $66,251

                                                                    -----------
                     Total Current Liabilities                         $313,358
                                                                    -----------


Obligations under capital lease                                              $0
                                                                    -----------

                     Total Liabilities                                 $313,358
                                                                    -----------


Commitments and other matters

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value;
  authorized 5,000,000 shares Common stock,
  $.01 par value:
      Class A, authorized, 19,784,000 shares
                     Issued and outstanding 3,183,000 shares            $30,180
      Class B, authorized, 216,000 shares;
                     Issued and outstanding 216,000 shares               $2,160
      Additional paid in capital                                    $11,207,963
      Accumulated deficit                                           ($8,646,460)

                                                                    -----------
                     Total Shareholders Equity                       $2,593,843
                                                                    -----------

                     TOTAL                                           $2,907,201
                                                                    ===========


SEE NOTES TO FINANCIAL STATEMENTS

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.


                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                JUNE 30, 1999          JUNE 30, 1998          JUNE 30, 1999        JUNE 30, 1998
                                                -------------          -------------          -------------        -------------
Revenues:
        Membership revenues                           $61,894                $32,948               $146,478              $69,281
                                                     --------               --------             ----------           ----------
Costs & Expenses:

        Costs of memberships
                                                       44,722                 20,460                110,918               46,184

        Selling and marketing
                                                       76,818                264,125                548,653              523,692

        General and administrative
                                                      338,779                373,480              1,079,466              980,253

        Interest expense
                                                        4,366                  8,934                 11,977               65,714
                                                     --------               --------             ----------           ----------
                Total
                                                      464,685                666,999              1,751,014            1,615,843

                                                     --------               --------             ----------           ----------
Loss before other income                             (402,791)              (634,051)            (1,604,537)          (1,546,562)
                                                     --------               --------             ----------           ----------


Other income - interest                                28,914                 63,695                110,645              197,478


Gain/Loss from disposal of business                   (66,251)                                      (66,251)


Other expenses                                       (489,228)                                     (525,228)
                                                     --------               --------             ----------           ----------

        Net other income/expense                     (526,565)                63,695               (480,834)             197,478
                                                     --------               --------             ----------           ----------

Net loss                                             (929,356)              (570,356)            (2,090,995)          (1,349,084)
                                                     ========               ========             ==========           ==========

Net loss per share:                                    ($0.38)                ($0.25)                ($0.89)              ($0.61)
                                                     ========               ========             ==========           ==========
Weighted average number of
  common shares outstanding:
                                                    2,424,396              2,324,110              2,361,181            2,194,113


SEE NOTES TO FINANCIAL STATEMENTS

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.



                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                           JUNE 30, 1999       JUNE 30, 1998
                                                                           -------------       -------------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
         Net loss                                                           ($2,090,995)       ($1,349,084)
         Adjustments to reconcile net loss to net
         Cash used in operating activities:
              Depreciation & amortization                                        41,049             38,975
              Amortization of discount on notes payable-bridge units                  0             31,764
              Common stock and warrants issued for services                     452,031              8,650

         Changes in:
              Prepaid expenses and other assets                                    (923)           (85,236)
              Accounts payable and accrued expenses                              54,289           (401,109)
              Other liabilities                                                 107,923               (708)
                                                                            -----------        -----------
              Net cash used in operating activities                          (1,436,626)        (1,756,748)
                                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                                   (4,790)           (82,398)
         Notes receivable - Adatom                                             (250,000)
         Write off of obsolete equipment                                         27,822
                                                                            -----------        -----------

              Net cash used in investing activities                            (226,968)           (82,398)

CASH FLOWS FROM FINANCING ACTIVITIES:

         Decrease in restricted cash                                                                85,000
         Principal payments on notes payable-bridge units                                       (2,300,000)
         Net change in notes payable-banks                                                        (103,600)
         Principal payments on obligation under capital lease                   (46,360)           (39,899)
         Net proceeds from private stock transactions                                                  100
         Net proceeds from initial public offering                                               8,747,714
                                                                            -----------        -----------
              Net cash used in financing activities                             (46,360)         6,389,315
                                                                            -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    (1,709,954)         4,550,169

Cash and cash equivalents - beginning of period                               4,040,449            147,350
                                                                            -----------        -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $2,330,495         $4,697,519
                                                                            ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for:
              Interest                                                          $11,977           $171,372


                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


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

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's September 30, 1998 audited financial statements filed on Form 10-KSB with the Securities and Exchange Commission on December 29, 1998. Operating results for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

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

On July 1, 1999,  HealthCore  Medical  Solutions,  Inc., a Delaware  corporation
("HealthCore"), and Adatom, Inc., a privately held California corporation ("Adatom"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), under which Adatom will be merged with and into HealthCore (the "Merger"), with HealthCore being the surviving corporation under the name Adatom.com, Inc. (the "Surviving Corporation"). All existing Class A common stock and warrants of HealthCore will remain outstanding. The Class B common stock of HealthCore will be eliminated and the Class A common stock of HealthCore will be retitled as common stock. Adatom stockholders will receive common stock of the Surviving Corporation representing approximately 77.5% of the Surviving Corporation subject to adjustment in certain circumstances.

Consummation of the Merger is subject to a number of conditions including, without limitation, approval of the Merger by the stockholders of HealthCore and Adatom, and sale or liquidation of the healthcare discount benefits business operated by HealthCore.

To satisfy the condition to consummation of the Merger that HealthCore liquidate or sell its discount healthcare business, on July 28, 1999 HealthCore sold certain of its assets related to its discount healthcare business to Randolph & Associates, Inc., a Texas corporation ("Randolph") and discontinued the operation of its healthcare discount benefits business. The assets sold included membership contracts, network access agreements, broker contracts, a computer hardware lease, certain other miscellaneous contracts, furniture and fixtures, software and trade names. Randolph agreed to assume performance of HealthCore's obligations under the assigned contracts as of August 1, 1999. The purchase price for the purchase of the assets was $4,090.64 in cash, the assumption of a computer hardware lease for $45,909.36 and the assumption of HealthCore's obligations under the other assigned contracts arising on or after August 1, 1999 together with all refund obligations due Members requested on or after August 1, 1999 (regardless of the date(s) to which such refunds relate).

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

The Networks with which the Company maintained contracts as of August 1, 1999 comprised an aggregate of approximately 450,000 participating Providers of eye care, dental, hearing, pharmacy, physical and occupational therapy, chiropractic benefits, hospital and physician services and retail consumer purchases throughout the United States. Members can access the Networks through the use of discount membership cards. These discount membership cards have been marketed, directly and through independent brokers, insurance agents and consumer marketing organizations, to individuals and to employers, health maintenance organizations and businesses and other associations who may either purchase the cards for, or offer it to, their employees or members.

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3] REVENUE AND COST OF SALES RECOGNITION:

All monthly and single annual payment sales and their corresponding expenses, including the costs of issuance of HealthCare Solutions Cards, sales commissions, provider fees and a provision for cancellations from potential guarantee-related refunds incurred by the Company at the time of sale, are recognized in the monthly period after the expiration of the guarantee period which the card sale is billed. Annual card sales are recognized ratably over the term of the membership. The Company currently offers a full money-back guarantee to Members who are not satisfied with the HealthCare Solutions Card.

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


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

Prior to the execution of a non-binding letter of intent on April 27, 1999, relative to the Adatom, Inc. merger the Company employed Polan under an employment agreement (the "Employment Agreement") expiring on November 30, 2000, providing for an annual base salary of two hundred thousand ($200,000) dollars, together with other compensation and benefits. The Employment Agreement made no provision for the termination thereof without cause. In furtherance of the transaction contemplated by the letter, by letter amendment dated April 27, 1999, the Employment Agreement was amended to provide the Company with the right to terminate the Employment Agreement at any time, without cause, upon the expiration of one hundred twenty (120) days following the date of the execution of the letter amendment, whereupon the Company will pay to Polan the lesser of
(a) one hundred fifty thousand ($150,000) dollars, or (b) sixty (60%) percent of the present value of the remaining compensation and benefits due under the terms of the employment agreement on the date of its termination. In consideration for the amendment, the Company issued Polan 165,000 shares of Class A Common Stock of the Company.

On April 27, 1999, the Company engaged Jesup & Lamont as exclusive financial adviser to the Company in connection with the Merger, and as the Company's exclusive placement agent with respect to a contemplated private placement (the "Placement") of approximately six million ($6,000,000) dollars in equity securities of the Company following the consummation of the Merger, the Company, pursuant to the terms of an engagement letter (the "Engagement Letter") among the Company, Adatom, and Jesup & Lamont. As partial consideration for such services, the Company has agreed to issue to Jesup & Lamont (a) upon the signing of the Engagement Letter, five-year warrants to purchase two hundred thousand (200,000) shares of the Class A Common Stock of the Company at an exercise price of one ($1.00) per share (one hundred thousand (100,000), of which vested upon the execution of the Engagement Letter, and the remaining one hundred thousand (100,000) to vest only upon the closing of the Merger), and (b) five-year warrants to purchase up to ten (10%) percent of the securities sold in the Placement at an exercise price equal to the price at which the securities are sold in the Placement.

NOTE E - INCOME TAXES

The Company's deferred tax asset as of September 30, 1998 represented a benefit from net operating loss carryforward of $1,504,500. This deferred tax asset has been reduced by a valuation allowance of $1,504,500 since the future realization

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


of such tax benefit is not presently determinable. As of September 30, 1998, the Company had a net operating loss carryforward of approximately $3,946,000 expiring in 2012 and 2018. As a result of the IPO, usage of approximately $2,000,000 of this net operating loss carryforward is limited to approximately $789,000 per year.

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

As of June 30, 1999, the Company did not attain the income level nor did the stock price meet or exceed the per share value necessary for the release of the escrow shares.

 NOTE G - NOTE RECEIVABLE FROM ADATOM, INC.:

On April 28, 1999 a note in the value of $250,000 was executed with Adatom, Inc. The note is payable on demand 90 days after the termination of the merger agreement should that agreement be terminated.

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


RECENT DEVELOPMENTS.

On July 1, 1999,  HealthCore  Medical  Solutions,  Inc., a Delaware  corporation
("HealthCore"), and Adatom, Inc., a privately held California corporation ("Adatom"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), under which Adatom will be merged with and into HealthCore (the "Merger"), with HealthCore being the surviving corporation under the name Adatom.com, Inc. (the "Surviving Corporation"). All existing Class A common stock and warrants of HealthCore will remain outstanding. The Class B common stock of HealthCore will be eliminated and the Class A common stock of HealthCore will be retitled as common stock. Adatom stockholders will receive common stock of the Surviving Corporation representing approximately 77.5% of the Surviving Corporation subject to adjustment in certain circumstances. Consummation of the Merger is subject to a number of conditions including, without limitation, approval of the Merger by the stockholders of HealthCore and Adatom, and sale or liquidation of the healthcare discount benefits business operated by HealthCore.

To satisfy the condition to consummation of the Merger that HealthCore liquidate or sell its discount healthcare business, on July 28, 1999 HealthCore sold certain of its assets related to its discount healthcare business to Randolph & Associates, Inc., a Texas corporation ("Randolph") and discontinued the operation of its healthcare discount benefits business. The assets sold included membership contracts, network access agreements, broker contracts, a computer hardware lease, certain other miscellaneous contracts, furniture and fixtures, software and trade names. Randolph agreed to assume performance of HealthCore's obligations under the assigned contracts as of August 1, 1999. The purchase price for the purchase of the assets was $4,090.64 in cash, the assumption of a computer hardware lease for $45,909.36 and the assumption of HealthCore's obligations under the other assigned contracts arising on or after August 1, 1999 together with all refund obligations due Members requested on or after August 1, 1999 (regardless of the date(s) to which such refunds relate).

While the Company expects to complete the Merger in the next several months, the Company cannot assure that it will be completed in a timely manner or at all. In the event the Merger is not consummated, the Company intends to seek other merger candidates.

GENERAL.

         THE FOLLOWING DISCUSSION RELATES TO THE BUSINESS THAT HEALTHCORE HAS OPERATED SINCE 1995. AS A CONDITION OF THE MERGER, IN JULY 1999 HEALTHCORE SOLD THIS BUSINESS. APPROVAL OF THE MERGER AGREEMENT CONSTITUTES RATIFICATION OF THE SALE OF THIS BUSINESS.

The Company developed, marketed and administered a benefit services program designed to enable members to obtain discounts on purchases of medical and consumer products and services through networks of providers with which the Company has executed provider agreements. The Company offered three products:
The HealthCare Solutions card, offering discounts for ancillary medical services; the Medical Solutions Card, providing discounts on major medical expenses: and the Saving Solutions Card, offering discounts on ancillary medical and consumer purchases.

The Company's revenues were derived from the receipt of annual or monthly enrollment fees paid by or on behalf of Members for the right to obtain discounts from providers in the Networks. The Company received a significant

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


portion of its revenue in the form of monthly bank drafts and monthly payroll deductions made by employers on behalf of their employees. Accordingly, all monthly payment sales and their corresponding expenses, including sales commissions and provider fees, are recognized in the monthly periods for which they are billed. Since the initial cost of delivering the cards to the customers is incurred and expensed in the first month, the gross profit associated with each new individual card issued was lower in the month of issuance than in the remaining eleven months prior to the card's expiration date. In addition, since all renewal cards were subject to the same costs of issuance, this twelve-month pattern of lower gross profits in the first month continued for renewal periods.

In those instances when a sale of the Company's discount cards is collected as a single annual fee, the Company recognized all of its single payment sales in the period in which the card is delivered, since all of the expenses resulting from the purchase of an annual card, including the costs of issuance, sales commission, provider fees, and an provision for cancellations from potential guarantee-related refunds, are incurred by the Company at the time of sale. The Company incurred only nominal additional direct costs associated with each cardholder in the following eleven months due to the fact that under all of its provider network contracts, each provider was obligated to continue to provide discounts to all cardholders until the annual card expires, even if the provider network contract has been terminated. The company also offered a money-back guarantee to Members who, within ninety days or after twelve months (depending on the product), are not satisfied with the discount card and the Company has established reserves therefor.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998. Operating revenues for the quarter ended June 30, 1999 (the "1999 Quarter") increased by approximately 88% from approximately $33,000 for the quarter ended June 30, 1998 (the "1998 Quarter") to approximately $62,000. Operating revenue for the 1999 Quarter includes income recognition of approximately $11,000 in annual membership fees received in prior quarters that were deferred until after the expiration of the money back guarantee period. The deferred revenue is being deferred as a result of a Securities and Exchange Commission ("SEC") position that income cannot be recognized until after the expiration of the guarantee period and income from annual contracts must be recognized ratably over the life of the membership. The overall increase in revenue is a result of increased sales and marketing efforts to promote the Company's products. Selling, general and administrative expenses decreased by approximately 35% from approximately $638,000 in the 1998 Quarter to approximately $416,000 in the 1999 Quarter. The decrease was due primarily to the termination of the internal sales force. Interest expense decreased by approximately 51% from approximately $9,000 for the 1998 Quarter to approximately $4,000 for the 1999 Quarter due to decreased interest costs on a current equipment lease. Interest income decreased approximately 55% from approximately $64,000 for the 1998 Quarter to approximately $29,000 for the 1999 Quarter due to decreased investments effected by corporate needs. The loss from disposal of business of approximately $66,000 represents an accrual of anticipated costs arising from the sale of the core business to Randolph & Associates (see Recent Developments). Other expense in the 1999 Quarter reflects (i) write off of obsolete and salvaged computer equipment, (ii) write off of a bad debt from prior year owed by a former officer, (iii) stock warrants issued to a former employee in settlement of acquiring proprietary software, and (iv) the market value of 165,000 shares of common stock awarded to Neal Polan, Chairman in partial settlement of his employment agreement with HealthCore Medical Solutions related to the Adatom merger. Net loss increased by approximately 63% from approximately $570,000 for the 1998 Quarter to approximately $929,000 for the 1999 Quarter as a result of the foregoing factors.

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1998. Operating revenues for the nine months ended June 30, 1999 (the "1999 Nine Months") increased by approximately 111% from approximately $69,000 for the nine months ended June 30, 1998 (the "1998 Nine Months") to approximately $146,000. Operating revenue for the 1999 Nine Months does not include approximately $42,000 in annual membership fees received that were deferred until after the expiration of the money back guarantee period. In addition, operating income does include recognition of approximately $20,000 in revenues that were deferred from Fiscal Year 1998. The deferred revenue is being deferred as a result of an SEC position that income cannot be recognized until after the expiration of the guarantee period and income from annual contracts must be recognized ratably over the life of the membership. The overall increase in revenue was a result of increased sales and marketing efforts to promote the Company's products. Selling, general and administrative expenses increased by approximately 8% from approximately $1,504,000 in the 1998 Nine Months to approximately $1,628,000 in the 1999 Nine Months. The increase was due primarily to management level staffing increases in the sales, marketing and customer service departments and increased program development costs. Interest expense decreased by approximately 82% from approximately $66,000 for the 1998 Nine Months to approximately $12,000 for the 1999 Nine Months due to the completion of the bridge financing in the 1998 Nine Months and the repayment of the notes issues in the bridge financing in October 1997. Interest income decreased approximately 44% from approximately $197,000 for the 1998 Nine Months to approximately $111,000 for the 1999 Nine Months due to decreased investments effected by corporate needs. Other expense (in addition to the entries made in the 3rd quarter, see above), also included additional settlement costs related to proprietary software purchase from a former employee. Net Loss increased 55% from approximately $1,349,000 for the 1998 Nine Months to approximately $2,091,000 for the 1999 Nine Months as a result of the foregoing factors.


LIQUIDITY AND CAPITAL RESOURCES.
The Company utilizes capital resources primarily for general corporate purposes and to support anticipated growth. As of June 30, 1999, the Company had working capital of approximately $2,444,000 including cash and cash equivalents of approximately $2,330,000.

Net cash used in operating activities was approximately $1,437,000 for the 1999 Nine Months compared to approximately $1,756,000 for the 1998 Nine Months. Net cash used in investing activities was approximately $227,000 for 1999 Nine Months compared to approximately $82,000 for the 1998 Nine Months. Net cash used in investing activities includes a Notes Receivable to Adatom that was executed on April 28th and is payable upon demand 90 days after the termination of the merger agreement should that agreement be terminated.


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

YEAR 2000 COMPLIANCE.
Certain aspects of the Company's business, including its customer service capabilities, the Company's ability to timely pay brokers their commissions and pay network providers their fees, are dependent upon the ability to store, retrieve, process and manage data and to maintain and upgrade the data processing system the Company currently relies on. Although the Company believes that it has established appropriate safeguard mechanisms, interruption of data

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

processing capabilities for any extended period of time, loss of stored data, programming errors or other computer problems may affect its ability to attract and retain brokers and networks, which in turn may negatively affect its business. The Company can not assure that it will not experience problems, delays or unanticipated costs in the use of its current system. For additional disclosure about Year 2000 issues related to the Company see the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

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

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the 1999 quarter, the Company (i) granted an aggregate of 30,000 options to two directors of the Company at an exercise price of $1.09 per share (the fair market value of the Class A Common Stock on the date of grant) under the Company's 1997 Stock Option Plan, which options vested on the date of grant and
(ii) issues a warrant to purchase 12,500 shares of Class A common Stock at an exercise price of $1.0625 per share (the fair market value of the Class A common stock on the date of issuance) to a former employee of the Company in settlement of acquiring proprietary software.

Prior to the execution of a non-binding letter of intent on April 27, 1999, relative to the Adatom, Inc. merger the Company employed Polan under an employment agreement (the "Employment Agreement") expiring on November 30, 2000, providing for an annual base salary of two hundred thousand ($200,000) dollars, together with other compensation and benefits. The Employment Agreement made no provision for the termination thereof without cause. In furtherance of the transaction contemplated by the letter, by letter amendment dated April 27, 1999, the Employment Agreement was amended to provide the Company with the right to terminate the Employment Agreement at any time, without cause, upon the expiration of one hundred twenty (120) days following the date of the execution of the letter amendment, whereupon the Company will pay to Polan the lesser of
(a) one hundred fifty tousand ($150,000) dollars, or (b) sixty (60%) percent of the present value of the remaining compensation and benefits due under the terms of the employment agreement on the date of its termination. In consideration for the amendment, the Company issued Plan 165,000 shares of Class A Common Stock of the Company.

On April 27, 1999, the Company engaged Jesup & Lamont as exclusive financial adviser to the Company in connection with the Merger, and as the Company's exclusive placement agent with respect to a contemplated private placement (the "Placement") of approximately six million ($6,000,000) dollars in equity securities of the Company following the consummation of the Merger, the Company, pursuant to the terms of an engagement letter (the "Engagement Letter") among the Company, Adatom, and Jesup & Lamont. As partial consideration for such services the Company has agreed to issue to Jesup & Lamont (a) upon the signing of the Engagement Letter, five-year warrants to purchase two hundred thousand (200,000) shares of the Class A Common Stock of the Company at an exercise price of one ($1.00) per share (one hundred thousand (100,000), of which vested upon the execution of the Engagement Letter, and the remaining one hundred thousand (100,000) to vest only upon the closing of the Merger), and (b) five-year warrants to purchase up to ten (10%) percent of the securities sold in the Placement at an exercise price equal to the price at which the securities are sold in the Placement.

The above transactions were private transactions not involving a public offering and were exempt from the registrations provisions of the Securities Act of 1933 under Section 4(2) or Regulation D of the Securities Act. The sale of the shares contain a restrictive legend permitting the transfer of such securities only upon registration of the shares or an exemption under the Securities Act.

The 2,024,000 units of the Company and the underlying securities consisting of one share of Class A Common Stock and one warrant to purchase on share of Class A Common Stock per unit issued in the UPO were registered under a registration statement on Forms SB-2 (File No. 333-28233) which was declared effective by the Securities and Exchange Commission on October 14, 1997

ITEM 5. OTHER INFORMATION.

See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" for a discussion of the merger agreement between the Company and Adatom dated as of July 1, 1999 and the Company's July 28, 1999 sale of certain of its assets related to its discount healthcare business to Randolph & Associates, Inc., a Texas corporation ("Randolph") and discontinuance of the operation of its healthcare discount benefits business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------

(a)       Exhibits

     NO.                          DESCRIPTION
     ---                          -----------

     2           Merger Agreement dated as of July 1, 1999 between HealthCore and Adatom (1)
     2.1         Asset Purchase Agreement dated July 28, 1999, between
                   HealthCore and Randolph (2)
     27          Financial Data Schedule
     99          Press release dated July 1, 1999 (1)
     99.2        Press release, dated July 30, 1999 (2)
          (1) Filed as same numbered exhibit on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1999 and incorporated herein by reference thereto.
          (2) Filed as same numbered exhibit on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 1999 and incorporated herein by reference thereto.
(b)       Reports on Form 8-K.

A report on Form 8-K was filed on May 3, 1999 reporting information under Item 2 of Part I and Item 5 of Part II of this Report.

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


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




                                       HEALTHCORE MEDICAL SOLUTIONS, INC.


                                       By: /s/ Neal J. Polan
                                       --------------------------------
                                       Neal J. Polan
                                       Chairman and Chief Executive Officer



Date: August 13, 1999

NO.                                          DESCRIPTION
---                                          -----------

2               Merger Agreement dated as of July 1, 1999 between HealthCore and
                  Adatom (1)
2.1             Asset Purchase Agreement dated July 28, 1999, between HealthCore and Randolph (2)
27              Financial Data Schedule
99              Press release dated July 1, 1999 (1)
99.2            Press release, dated July 30, 1999 (2)
---------------------------------------
(1) Filed as same numbered exhibit on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1999 and incorporated herein by reference thereto.
(2) Filed as same numbered exhibit on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 1999 and incorporated herein by reference thereto.