Form 10QSB
period 1999-06-30
HEALTHCORE MEDICAL SOLUTIONS INC
filed 1999-09-28
CIK 1035789

Amendment No. 1

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

EXPLANATORY NOTE: Amends certain  previously-filed  information.  No other items have been amended.

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
                                                                    ===========


SEE NOTES TO FINANCIAL STATEMENTS

                       HEALTHCORE MEDICAL SOLUTIONS, INC.
                          SUCCESSOR TO MEGAVISION, L.C.


                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                JUNE 30, 1999          JUNE 30, 1998          JUNE 30, 1999        JUNE 30, 1998
                                                -------------          -------------          -------------        -------------
Revenues:
        Membership revenues                           $61,894                $32,948               $146,478              $69,281
                                                     --------               --------             ----------           ----------
Costs & Expenses:

        Costs of memberships
                                                       44,722                 20,460                110,918               46,184

        Selling and marketing
                                                       76,818                264,125                548,653              523,692

        General and administrative
                                                      338,779                373,480              1,079,466              980,253

        Interest expense
                                                        4,366                  8,934                 11,977               65,714
                                                     --------               --------             ----------           ----------
                Total
                                                      464,685                666,999              1,751,014            1,615,843

                                                     --------               --------             ----------           ----------
Loss before other income                             (402,791)              (634,051)            (1,604,536)          (1,546,562)
                                                     --------               --------             ----------           ----------


Other income - interest                                28,914                 63,695                110,645              197,478


Gain/Loss from disposal of business                   (66,251)                                      (66,251)


Other expenses                                       (489,228)                                     (530,853)
                                                     --------               --------             ----------           ----------

        Net other income/expense                     (526,565)                63,695               (486,459)             197,478
                                                     --------               --------             ----------           ----------

Net loss                                             (929,356)              (570,356)            (2,090,995)          (1,349,084)
                                                     ========               ========             ==========           ==========

Net loss per share:                                    ($0.38)                ($0.25)                ($0.89)              ($0.61)
                                                     ========               ========             ==========           ==========
Weighted average number of
  common shares outstanding:
                                                    2,424,396              2,324,110              2,361,181            2,194,113


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

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       HEALTHCORE MEDICAL SOLUTIONS, INC.


                                       By: /s/ Neal J. Polan
                                       --------------------------------
                                       Neal J. Polan
                                       Chairman and Chief Executive Officer



Date: September 27, 1999