Form 10KSB
period 1999-09-30
ADATOM COM INC
filed 1999-12-27
CIK 1035789

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _______

                           Commission File No. 0-22947

                                ADATOM.COM, INC.
                  (formerly HEALTHCORE MEDICAL SOLUTIONS, INC.)
                       ----------------------------------
                         (Name of Small Business Issuer)

          Delaware                                             43-1771999
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

920 Hillview Court, Suite 160, Milpitas, CA       95035
-------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (408) 935-7979

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01
                                                             Par value
                                                             Warrants

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

State issuer's revenues for its most recent fiscal year: $163,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 7, 1999 $28,571,000.

State the number of shares outstanding of each of the issuer's common equity as of December 7, 1999 14,456,519 shares of Common Stock, $.01 par value.

================================================================================

                                     PART I

     Statements in this Form 10-KSB that are not statements or descriptions of historical facts are forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward looking statements and other forward looking statements made by the Company or its representatives are based on a number of assumptions and actual results could differ materially from those currently anticipated due to a number of factors, such as history of operating losses; anticipated future losses; limited operating history; unproven commercial acceptance; need for market acceptance; limited marketing capabilities; competition; government regulation; dependence on third parties; and other risks.

ITEM 1. DESCRIPTION OF BUSINESS

RECENT EVENTS

     Effective October 13, 1999 ("Effective Date"), Adatom, Inc., a California corporation ("Adatom, Inc."), merged (the "Merger") with and into HealthCore Medical Solutions, Inc., a Delaware corporation, with HealthCore Medical Solutions, Inc. as the surviving corporation and being renamed "Adatom.com, Inc." (the "Company"or the "Registrant"). The Merger will be accounted for as a reverse Acquisition whereby Adatom, Inc. is deemed to have acquired the Company. The Merger was consummated pursuant to an Agreement and Plan of Merger, dated as of July 1, 1999, among Adatom, Inc. and the Registrant (the "Merger Agreement"). Pursuant to the Merger Agreement, the Registrant acquired all of the assets and assumed all of the liabilities and obligations of Adatom, Inc. Pursuant to the Merger Agreement, on the Effective Date, each share of Adatom, Inc. common stock, no par value (the "Adatom, Inc. Common Stock") was converted into the right to receive approximately 2.17 shares of the Registrant's common stock ("Registrant Common Stock"). As a result of the Merger, there are now 14,456 ,519 shares of common stock of the Registrant outstanding. The Registrant's Registration Statement on Form S-4 (Registration No. 333-87207), which was declared effective by the Securities and Exchange Commission on September 21, 1999 (the "Registration Statement"), sets forth certain information regarding the Merger, Adatom, Inc. and the Registrant.

     Consummation of the Merger was subject to a number of conditions including, the sale or liquidation of the healthcare discount benefits business operated by the Company prior to the Merger. To satisfy this condition, on July 28, 1999 the Company sold certain of its assets related to its discount healthcare business to Randolph & Associates, Inc., a Texas corporation ("Randolph") and discontinued the operation of its healthcare discount benefits business. The assets sold included membership contracts, network access agreements, broker contracts, a computer hardware lease, certain other miscellaneous contracts, furniture and fixtures, software and trade names. Randolph agreed to assume performance of HealthCore's obligations under the assigned contracts as of August 1, 1999. The purchase price for the purchase of the assets was $4,090.64 in cash, the assumption of a computer hardware lease for $45,909.36 and the assumption of HealthCore's obligations under the other assigned contracts arising on or after August 1, 1999 together with all refund obligations due Members requested on or after August 1, 1999 (regardless of the date(s) to which such refunds relate).

     Since the date of the Merger, the Company has been conducting the business that Adatom, Inc. conducted prior thereto. This business consists of an Internet E-tail System which has the capability to acquire, market, order, fulfill, ship and install a broad range of goods on the Internet. This Internet E-tail System is used to run its online business (www.adatom.com) and is intended to be used in the future to launch and manage other web site e-commerce initiatives. This system significantly reduces costs and expenses, removes intermediate distribution layers, and integrates manufacturers with consumers.

     The Internet store (www.adatom.com) is one of the largest on the web, with over 3 million Stock Keeping Units (SKUs) offered for sale. Products offered are not limited solely to those products posted on the www.adatom.com site but can also be sourced from virtually any brand.

     In its business-to-business e-commerce enabler business, the Company intends to leverage its e-commerce content, business architecture and processes and technical know-how by providing end-to-end e-commerce solutions. This consists of site development, infrastructure implementation, fulfillment and customer service for others seeking an "instant" on-line retail capability. The Company intends to serve as the gateway for e-commerce for a large number of web sites and create new "e-tailers."

     Products can be sold at low prices due to the completely scaleable, low cost infrastructure and distribution system of the business. The goal is to provide the customer with superior value by combining the best service with low prices. By selling via the Internet and shipping, in most cases, directly from the manufacturer or supplier, the costs of intermediaries, maintaining large inventories and staffs, the requirement of significant physical space fulfillment houses and resultant overhead expense have been reduced or eliminated.

     The new business of the Company, as well as the risk factors involved in the business and other information regarding the business, are more fully described in the Registration Statement.

GENERAL

     Prior to the sale of its business as described above, the Company marketed and administered a health care benefit services program which is designed to enable participants("Members")to obtain discounts on purchases of health care products and services through certain networks (the "Networks") of health care providers (the"Providers"). For an annual fee of approximately $55 to $100, individuals joined the Company's card membership program and used their HealthCare Solutions Card to receive discounts of up to 5% to 60% off the retail price of health care services and products including retail and mail-order eye care, pharmaceutical and durable medical equipment ,retail dental, hearing, physical and occupational therapy and chiropractic, and retail mail-order vitamins and supplements. In addition to the HealthCare Solutions Card, the Company marketed two other products: the Savings Solutions Card, which was customized for an organization to offer discounted ancillary health care services as well as non-medical consumer products to certain subscribers in the New York metropolitan area, and the Medical Solutions Card, which provided nationwide discounts to enrollees for hospital and physician services.

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

     The Company's target market included uninsured individuals who, whether because of their medical history, age or occupation, either do not have insurance or have limited insurance coverage but who seek to access health care products and services at discounted costs. Acceptance into the Company's membership programs was unrestricted, and the Company's membership card products could have been used by any member of the cardholder's household. The Company primarily used brokers, insurance agents and consumer marketing organization to sell its products to individuals or group enrollees such as employers, health maintenance organizations ("HMOs") and other organizations (collectively, "Sponsors") who purchased the Company's products for their employees or members.

     The Company was established in October 1995 as MegaVision L.C., a Missouri limited liability company ("MegaVision"). In February 1997, MegaVision merged into HealthCore Medical Solutions, Inc. Except as otherwise required by the context, all references to the Company and its operations include MegaVision and its operations. The Company's executive offices prior to the merger were located at 11904 Blue Ridge Boulevard, Grandview, Missouri 64030 and its telephone number was (816) 763-4900.

PRODUCTS

     The HealthCare Solutions Card. The HealthCare Solutions Card enabled Members to obtain discounts of approximately 5% to 60% on purchases of ancillary health care products and services through certain Networks of Providers.

     The Medical Solutions Card. The Company contracted with a national network of physicians and hospitals to provide discounts ranging from 15-60% on hospital and physician visits, home health care, cardiovascular care and nursing home or long-term care (the "Physicians and Hospital Plan"). The Company marketed this product as the Medical Solutions Card. As of August 1, 1999, the Physician and Hospital Plan was comprised of an aggregate of approximately 350,000 physicians and 3,500 hospitals throughout the United States. The Company marketed the Medical Solutions Card on a nationwide basis.

     The Savings Solutions Card. The Company launched a Savings Solutions Card, offering discounts on medical services and products, pharmacy products, vitamins and supplements, veterinary services and pet products, long-term care and assisted living, home health care, and certain consumer purchases including jewelry, furniture and travel. This product was developed specifically for an organization in the New York and

New Jersey area. As of August 1, 1999, the network was comprised of providers in the New York and New Jersey area.

SALES AND MARKETING

     The Company relied primarily upon the services of independent sales representatives, including brokers, agents, consumer marketing organizations and associations, to market the Savings Cards. These arrangements generally provided for commissions based upon a percentage of sales of the Savings Cards, which commissions range from 20% to 50% of the aggregate sales price. As of August 1, 1999 the Company had entered into numerous agreements with individuals, including individuals affiliated with American Family Life Assurance Company ("AFLAC"),who were expected to serve as independent brokers. In addition, prior to March 12, 1999 the Company maintained an in-house sales force that consisted of three persons.

COMPETITION

     The Company believed that a critical element of its business was the competition for a portion of the benefit dollars allocated by various organizations for employee benefit programs. The Company competed for a portion of those dollars with various other cost-containment marketing organizations, pharmacy indemnity programs, retail pharmacies, mail-order prescription, and vitamin and supplement companies, preferred provider organizations, HMOs, health care membership programs and other health care insurance programs for Members and Providers. With respect to its health care services, the Company competed for potential Sponsors, Members and Providers, depending on the geographic area or market, with various entities that have developed discount membership cards which provide national coverage, including a number of companies with longer operating histories and substantially greater financial and other resources than the Company and entities that have developed discount membership cards which provide only regional coverage. The Company also competed with various organizations which provide services and products in specific areas of health care such as eye care services, pharmacy indemnity programs, independent and chain-operated retail pharmacy outlets, retail medical/surgical supply companies and other mail order prescription and, vitamin and supplement companies, HMOs and health care membership programs. Most of these competitors have longer operating histories and have significantly greater financial, marketing and administrative resources than the Company.

GOVERNMENT REGULATION

     The delivery of health care products and services is subject to extensive federal, state and local regulation, including but not limited to the prohibition of business corporations from providing medical care, fraud and abuse provisions of the Medicare and Medicaid statutes, state laws that prohibit referral fees and fee splitting and certain regulations applicable to insurance companies and certain organizations that provide or arrange for health care services. The Company believed that certain registration and licensing laws and regulations in certain states in which the Company intended to operate could have applied to the Company's operations.

EMPLOYEES

     As of September 30, 1999, the Company currently had 2 full-time employees and one part-time employee. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good. As of December 7, 1999, the Company had 36 full-time employees and 11 part-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently leases approximately 8,000 square feet of office space in Milpitas, California which was leased by Adatom, Inc. prior to the merger for its offices pursuant to lease agreements that provide for aggregate monthly rent of approximately $17,400. The rent is covered by two separate leases that end January 31, 2000 and May 1, 2000. The Company believes that additional office space will be needed for the future needs of the Company.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Since October 14, 1997, the date of the Company's initial public offering (the "IPO"), the Company's Units, each Unit consisting of one share of Common Stock and one Warrant, have traded on the Nasdaq SmallCap Market under the symbol HMSIU. The Company's Class A Common Stock and Class A Warrants have traded on the Nasdaq SmallCap Market under the symbols HMSI and HMSIW, respectively, since February 10, 1998. The following sets forth the high and low bid prices of the Class A Common Stock for the fiscal year ended September 30, 1999 as reported by The Nasdaq Stock Market, Inc.

                                                             Bid Prices
                                                        --------------------
                                                        High             Low
                                                        ----             ---

Year ended September 30, 1999

First Quarter                                           1.31            0.69
Second Quarter                                          3.06            0.60
Third Quarter                                           3.88            1.00
Fourth Quarter                                          2.94            2.06

Second Quarter (commencing February 10, 1998)(1)        3.25            3.25
Third Quarter                                           2.00             .63
Fourth Quarter                                          1.13             .63

     (b) The number of holders of record of the Company's Common Stock as of December 7, 1999 was 63 holders.

     During the quarter ended September 30, 1999, a portion of the net proceeds from the Company's IPO were used (i) to make principal and interest payments in the amount of approximately $7,000 on a capital lease entered into in April 1997; (ii) for working capital purposes in the amount of approximately $515,000. The remaining portion of the net proceeds from the IPO and other available cash in the amount of approximately $1,816,000 has been invested in short-term interest-bearing, investment grade securities.

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

------------

(1) The Company's Common Stock did not begin trading separately on the Nasdaq Small Cap Market until February 10, 1998. Therefore, the average of the high and low bid prices of the Class A Common Stock for the first quarter for the year ended September 30, 1998 is not available.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     The Company prior to the Merger marketed and administered a health care benefit services program designed to enable Members to obtain discounts on purchases of health care products and services through Networks of health care providers with which the Company had executed provider agreements. The Company's revenues were derived principally from the receipt of annual or monthly enrollment fees paid by or on behalf of Members for the right to obtain discounts at the point of purchase from providers in the Networks. A significant portion of the Company's revenue was received in the form of monthly bank drafts and monthly payroll deductions made by employers on behalf of their employees. Accordingly, all monthly payment sales and their corresponding expenses, including sales commissions and provider fees, were recognized in the monthly periods for which they were billed. However, since the initial cost of delivering the cards to the Company's customers was incurred and expensed in the first month, the gross profit associated with each new individual card issued was lower in the month of issuance than in the remaining eleven months prior to the card's expiration date. In addition, since all renewal cards were subject to the same costs of issuance, this twelve month pattern of lower gross profits in the first month continues for any renewal periods.

     During the fiscal year ended September 30, 1999, the Company's primary activities consisted of (i) completing the design and development of the DBIM System, which the Company believed facilitated data processing and enhances its customer service capabilities, (ii) expanding the Networks and the types of services covered by the Providers, and (iii) seeking a potential buyer for the core business in light of the pending merger with Adatom, Inc.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS:

     FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1999. Revenues of approximately $163,000 were generated during the fiscal year ended September 30, 1999 ("Fiscal 1999") compared to revenues of approximately $84,000 during the fiscal year ended September 30,1998("Fiscal 1998").

     Selling, general and administrative expenses increased by approximately 11.8% from approximately $2,179,000 in Fiscal 1998 to approximately $2,437,000 in Fiscal 1999 primarily as a result of compensatory common stock and options issued of approximately $446,000 to officers and employees. This increase was partially offset by a decrease in sales, marketing and information systems personnel expenses due to the sale of the core business to Randolph and Associates.

     Interest expense decreased by approximately 83% from approximately $71,000 in Fiscal 1998 to approximately $12,000 in Fiscal 1999. This decrease was due to the completion of the bridge financing in Fiscal 1998. Interest income decreased by approximately 46.2% from approximately $253,000 in Fiscal 1998 to approximately $136,000 in Fiscal 1999 due to decreased investments effected by corporate needs.

     Other expenses include the net loss of approximately $65,000 due to the sale of the core business to Randolph and Associates and merger related expenses of approximately $421,000 due to the merger with Adatom.

     Net loss increased by approximately 38.8% from approximately $1,987,000 in Fiscal 1998 to approximately $2,759,000 in Fiscal 1999 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company utilized capital resources primarily for general corporate purposes and to support anticipated growth. At September 30, 1999, the Company had working capital of approximately $1,929,000 including cash and cash equivalents of approximately $1,816,000.

     Net cash used in operating activities was approximately $1,936,000 for Fiscal 1999. Net cash used in operating activities primarily consisted of the Company's net loss of approximately $2,759,000.

     Net cash used in investing activities was approximately $250,000 for Fiscal 1999. The Company's uses of cash in investing activities related exclusively to the advance of $250,000 to affiliate (Adatom).

     Net cash used in financing activities for the Fiscal 1999 was approximately $38,000. The primary use of cash in financing activities was approximately $46,000 used in principal payments under capital lease obligations.

POST MERGER SUBSEQUENT EVENTS

     Since its inception, the business of Adatom, Inc. ("AI") has incurred significant losses, and as of June 30, 1999, had an approximate accumulated deficit of $2,821,000. As a result, there is an uncertainty about the Company's ability to continue as a going concern. Additionally, because AI was a development stage company prior to consummation of the merger, the acquisition of AI through the consummation of the Merger may result in the Company being classified as a development stage company. The Company is expected to incur substantial operating losses for the foreseeable future due to a high level of expenditures in the areas of operations, research and development and other investments designed to enhance the Company's products and services and establish Internet capabilities. The Company intends to substantially increase marketing and promotional spending in an effort to increase revenues. However, there can be no assurance that the Company will generate sufficient revenues to ever achieve profitability or otherwise sustain its profitability in the future.

     The operations of the Company are subject to all the risks inherent in the establishment of a new business enterprise, including the absence of a substantial operating history. The likelihood of the success of the Company must be considered in light of the uncertainties, expenses, and delays frequently encountered in connection with the development of any new business.

     The Company is dependent upon raising additional capital to finance its current operations and future plans for expansion. On December 3, 1999 Richard Barton the President and CEO made a short-term non interest-bearing loan in the amount of $200,000 to the Company for working capital purposes. The Company further estimates that it will require a minimum of $16,000,000 to adequately implement its business plan and sustain and expand its sales and marketing activities through December 31, 2000. Additional funds will be needed, particularly in light of the existence of a number of well financed competitors and the possibility that there may be a shift in the type of internet services that are developed and ultimately receive consumer acceptance. Adequate funds for these and other purposes on terms acceptable to the Company, whether through additional equity financing, debt financing or other sources, may not be available when needed or may result in significant dilution to existing stockholders. Furthermore, the Company's lack of tangible assets to pledge as security for debt financing could prevent the Company from obtaining bank or similar debt financing. Failure to obtain adequate financing would have a material adverse effect on the Company and could result in cessation of the Company's business.

     The Company has retained Jesup & Lamont Securities Corporation to raise between $3.5 to $5 million through private placement of the Company's equity securities in order to satisfy the Company's short term capital needs. However, there can be no assurance the Company will be successful in securing such financing. Even if the Company succeeds in obtaining such funding the Company anticipates that it will have to raise further capital in the first quarter of 2000. The Company can give no assurance that it will be able to raise such capital.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Accountants

     Balance Sheet as of September 30, 1999

     Statements of Operations for the years ended September 30, 1999 and 1998

     Statements of Stockholders' Equity for the years ended September 30, 1999 and 1998

     Statements of Cash Flows for the years ended September 30, 1999 and 1998

This information appears in a separate section of this Report following Part
III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions of the executive officers and directors of the Company at September 30, 1999.

NAME                           AGE         POSITION
Neal J. Polan                  48          Chairman of the Board and Chief
                                           Executive Officer
David L. Mullikin              44          President, Chief Operating Officer,
                                           Acting Chief Financial
                                           Officer and Director
Eli Levitin                    35          Director
Norman H. Werthwein            56          Director


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

     David L. Mullikin has served as the President, Chief Operating Officer and a director of the Company since May 1998 and as the acting Chief Financial Officer of the Company since December 1998. Prior to joining the Company, Mr. Mullikin served as Chief Executive Officer of the Blue Advantage + Plus division and the Heartland Card Services division of Blue Cross and Blue Shield of Kansas City from December 1996 to June 1998 and as Vice President-Member Services of Blue Cross and Blue Shield of Kansas City from January 1995 to December 1996.Prior to joining Blue Cross and Blue Shield of Kansas City, Mr. Mullikin served as a Vice President of Transamerica Insurance Finance Corporation from May 1992 to January 1995. Mr. Mullikin also spent more than 15 years with General Electric, where he directed finance and service businesses.

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

     Norman H. Werthwein has served as a director of the Company since July1997. Mr. Werthwein is the Chief Financial Officer of Beech Street Corporation, a preferred provider organization, a position he has held since August 1994.Prior to joining Beech Street in August 1994, Mr. Werthwein served as the Chief Financial Officer of Curaflex Health Services, an alternate site health care service provider, from January 1992 until August 1994.

     All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified; vacancies and any additional positions created by board action are filled by action of the existing Board of Directors. All officers serve at the discretion of the Board of Directors.

     Pursuant to the terms of the Underwriting Agreement executed in connection with the Company's initial public offering, the Company agreed, if requested by D.H. Blair Investment Banking Corp. ("Blair"), to nominate a designee of Blair to the Company's Board of Directors until October 14, 2002. The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee consisted of Mr. Polan, Mr. Levitin and Mr. Werthwein. The Audit Committee is responsible for reviewing, with the Company's independent accountants, the results and scope of the audit and other accounting related matters.

     During the fiscal year ended September 30, 1999, the Compensation Committee consisted of Mr. Polan, Mr. Levitin and Mr.Werthwein. The Compensation Committee is responsible for (i) reviewing and recommending to the Board of Directors the compensation and benefits of all officers of the Company and (ii) reviewing general policy matters relating to compensation and benefits of employees of the Company.

     The following table sets forth the composition of the Board of Directors and executive officers of Company following the Merger:

NAME                       AGE    POSITION WITH HEALTHCORE
Richard S. Barton........  50     Chairman, Chief Executive Officer and Director
Sridhar Jagannathan......  42     Director
Ralph Kennedy Frasier....  61     Director
Sylvia A. Dresner........  52     Director
Neal J. Polan............  48     Director

     Richard S. Barton founded Adatom, Inc. in September 1996 after completing a Sloan Fellowship at Stanford University in Palo Alto, California. From 1993 to 1995, Mr. Barton was President of the U.S. Customer Operations Division of Xerox Corporation. From 1991 to 1993, Mr. Barton served as Chairman, CEO and President of Xerox Canada, Inc. Mr. Barton serves on the boards of directors of Avon Products, Inc., and the United States Chamber of Commerce. Mr. Barton holds a Masters Degree in Business Management from Stanford University in Palo Alto, California. He has also completed the Wharton International Forum's China, Japan, Europe and United States segments at the University of Pennsylvania.

     Sridhar Jagannathan is a co-founder of Adatom and has had extensive experience in information technology implementation, software development coordination, project management and technology consulting. Dr. Jagannathan serves as a Technical Director for the Advanced Technology Solutions Group of Oracle Corporation. From 1996 to 1999, Dr. Jagannathan was Director of Applications Technology at the Applications Center for Excellence at Oracle. From 1985 to 1995, Dr. Jagannathan was Group Manager and Director at Glosten Associates located in Seattle, Washington where he managed software development and a consulting team. Dr. Jagannathan has a Ph.D. Degree in engineering from the University of California, Berkeley (1985). He has a Masters Degree in Management from the Stanford Business School (Sloan Fellow, 1996), where he specialized in Internet technologies and implications for e-commerce.

     Ralph Kennedy Frasier was appointed a director of Adatom in September 1999.Since July 1998, Mr. Frasier has been Of Counsel at Porter, Wright, Morris & Arthur law firm. Prior to that, from November 1975 to June 1998, he was General Counsel and Secretary at Huntington Bancshares Incorporated. Mr. Frasier earned his law degree from North Carolina Central University, School of Law and a Bachelor of Science in Business Administration from North Carolina Central University.

     Sylvia A. Dresner was appointed a director of Adatom, Inc. in September 1999. Since 1996 Mr. Dresner is a Senior Vice President of corporate communications and investor relations at VMW, Inc. From 1994 to 1996 she was the Director of Corporate Investor Relations from Uncpix Entertainment. Ms. Dresner earned a masters degree from harvard University and a bachelors degree from Barnard College.

 COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors, and greater than10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons. Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the compensation paid or accrued by the Company to Neal J. Polan, the Company's Chairman of the Board and Chief Executive Officer until the merger, and to executive officers of the Company whose annual compensation from the Company for services rendered in all capacities during such fiscal year exceeded $100,000 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE ANNUAL COMPENSATION

------------------------------------------------------------------------------------------------------------------------------------
Name and Principal         Year         Salary            Bonus             Other Annual      Securities                All Other
Position                                                                    Compensation      Underlying Options        Compensation
------------------------------------------------------------------------------------------------------------------------------------
Neal J. Polan              1999         $191,667 (1)                        $28,833(2)                                  $9,634(3)
Chairman and Chief         1998         $148,958(1)                         $22,458(2)                                  $5,942(3)
Executive Officer          1997         $72,917                             $663,902(4)
------------------------------------------------------------------------------------------------------------------------------------
David L. Mullikin,         1999         $166,141(5)       $30,000 (5)                                                   $9,501(7)
Chief Operating            1998         $59,134(5)                          $8,650 (6)        100,000                     $801(7)
officer and acting
Chief Financial
Officer
------------------------------------------------------------------------------------------------------------------------------------


(1) Pursuant to an employment agreement effective as of September 30, 1998 between Mr. Polan and the Company, as of December 1, 1998, Mr. Polan is entitled to an annual salary of $200,000, plus a bonus to be approved by the Board of Directors.

(2) Represents amounts paid by the Company to Mr. Polan for certain expenses, including $14,352 for automobile and related expenses in Fiscal 1999.

(3) Represents amounts paid by the Company for medical and disability insurance premiums of $4,634 for 1999 and $3,781 in 1998 and contributions to a defined contribution plan $5,000 for 1999 and $2,161 for 1998.

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

6) Represents non-cash compensation of $8,650 in June 1998 resulting from the estimated fair market value difference of the issuance of 10,000 shares of Class A Common Stock for $100. See "Certain Relationships and Related Transactions."

7) Represents $4,501 paid by the Company for medical and disability insurance premiums and contributions to a defined contribution plan $5,000 for Fiscal 1999 and $801 paid by the Company for medical and disability insurance premiums for Fiscal 1998.

OPTION GRANTS IN THE LAST FISCAL YEAR

     No stock options were granted to the Named Executive Officers during fiscal 1998.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The following table sets forth certain information with respect to the exercise of stock options during fiscal 1999 by the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers as of September 30, 1999:

Name           Shares Acquired   Value Realized    Number of           Number of            Value of             Value of
               on Exercise                         Securities          Securities           Unexercised In       Unexercised In the
                                                   Underlying          Underlying           the Money            Money Options at
                                                   Unexercised         Unexercised          Options at           Fiscal year-End -
                                                   Options at Fiscal   Options at Fiscal    Fiscal year-End      Unexercisable (1)
                                                   Year-End --         Year-End --          - Exercisable(1)
                                                   Exercisable         Unexercisable
Neal J.
 Polan
David L.
 Mullikin                                          40,000              60,000               70,000               $105,000


(1) Calculated by multiplying the number of unexercised in-the-money options outstanding at September 30, 1999 by the difference between the fair market value of the Class A Common Stock at September 30, 1999 ($2.625) and the option exercise price ($.875).

DIRECTOR COMPENSATION

     During fiscal 1999, non-employee directors were entitled to receive $500 for each Board and committee meeting attended and were reimbursed for their expenses in attending such meetings. Directors were not precluded from serving the Company in any other capacity and receiving compensation therefor. In addition, directors could also receive stock option grants under the Company's 1997 Stock Option Plan. In October 1997, the Company granted warrants to purchase 15,000 shares of Class A Common Stock to Mr. Levitin as compensation for performing investor relations services for the Company. The warrants are currently exercisable at a price of$5.00 per share and expire in October 2007.

EMPLOYMENT AGREEMENTS

     In September 1998, the Company entered into an employment agreement with Neal J. Polan, the Chairman and Chief Executive Officer of the Company. The initial term of the agreement expires on November 30, 2000 and is automatically renewable for successive one year terms unless terminated by either party. Pursuant to the agreement, Mr. Polan is not required to devote more than 50% of his working time to his responsibilities at the Company. The employment agreement with Mr. Polan provides for an annual base salary of $200,000 plus an annual bonus to be approved by the Board of Directors. The agreement also provides that Mr. Polan is entitled to certain expenses, including an automobile and the costs related thereto and the costs of the yearly premium on a term life insurance policy in the amount of $2,000,000.During the initial term, Mr. Polan's employment can only be terminated for cause or in the event of Mr. Polan's death or incapacity. In connection with the Merger, Mr. Polan's existing employment agreement was amended. The amended employment agreement reduces the amount of severance upon termination of employment and provides that HealthCore would only have to pay Mr. Polan the lesser of $150,000 or 60% of the remaining value of the contract at the time of termination. In consideration for agreeing to the amended employment agreement, Mr. Polan received 165,000 shares of Class A common stock. Mr. Polan received registration rights covering these shares. This agreement was terminated at the time of the merger.

     In May 1998, the Company and David L. Mullikin, the President, Chief Operating Officer and acting Chief Financial Officer, entered into a letter agreement. The letter agreement provides for an annual base salary of $150,000, plus a performance related bonus at the discretion of the Board of Directors. In addition, as part of Mr. Mullikin's compensation, Mr. Mullikin received 10,000 shares of Class A Common Stock at a purchase price of $.01 per share. Pursuant to the agreement, Mr. Mullikin has the right to receive certain medical, retirement and other benefits. In connection with the Merger, Mr. Mullikin amended his existing employment agreement with HealthCore to provide that he may be terminated without cause. As consideration for such amendment, Mr. Mullikin received lump sum cash payment of $100,000 and options to purchase 100,000 shares of common stock at $.10 per share. At the time of the Merger, HealthCore terminated this agreement. In addition, Mr. Mullikin will receive registration rights covering the shares underlying these options.

     Upon consummation of the Merger, Richard Barton became the President and CEO of the Company. Under an employment agreement to be effective at the time of the merger, he will receive a salary of $200,000 per year and will be eligible for a bonus of up to $100,000 per year based on attainment of performance criteria to be established by the Board of Directors. If there is a change of control of the combined company, under certain circumstances, Mr. Barton may resign and will be entitled to up to three years of severance pay. The other two executive officers of the company, Sridhar Jagannathan and, Michael Wheeler, will not have employment agreements. Their annual salaries are $150,000 and $100,000 respectively.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 7, 1999, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company common stock (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group.

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

--------------------------------------------------------------------------------
NAME AND ADDRESS                      AMOUNT AND NATURE                PERCENT
OF BENEFICIAL OWNER(1)               OF BENEFICIAL OWNER              OF CLASS
--------------------------------------------------------------------------------
Richard Barton                            7,765,982                      53.7
--------------------------------------------------------------------------------
Neal Polan                                  926,400(2)                    6.3
--------------------------------------------------------------------------------
Sridhar Jagannathan                         458,438                       3.2
--------------------------------------------------------------------------------
Ralph Kennedy Frasier                        52,920                       0.4
--------------------------------------------------------------------------------
Sylvia Dresner                               2,117                        0
--------------------------------------------------------------------------------
Michael Wheeler                                0                          0
--------------------------------------------------------------------------------
Michael Vetterli                               0                          0
--------------------------------------------------------------------------------
All directors and officers                                               63.6
as a group (7 persons)                    9,205,856
--------------------------------------------------------------------------------

(1) The address of each such individual is c/o Adatom.com, Inc., 920 Hillview Court, Suite 160, Milpitas, California 95035.

(2) Includes (i)118,800 shares of stock held by Mr. Polan's wife as trustee for their children, (ii)142,000 shares of common stock issuable upon exercise of warrants held by Mr. Polan that are exercisable within 60 days, and (iii) 25,000 shares of common stock issuable upon exercise of warrants held jointly by Mr. Polan and his wife that are exercisable within 60 days. Includes 129,600 shares of common stock subject to the Escrow Agreement described below. Does not include 894,000 shares of common stock for which Mr. Polan holds a proxy, and as to all of which shares Mr. Polan disclaims beneficial ownership.

ESCROW AGREEMENT

     In connection with the Company's IPO in 1997, the pre-IPO stockholders placed, on a pro rata basis, a portion of their shares into escrow pending the Company's attainment of certain earnings thresholds or per share stock price thresholds. If these thresholds are not met, the shares subject to the escrow agreement will be cancelled. The Company's management believed that while operating the healthcare benefits business, it was unlikely that the conditions of the escrow agreement would be met. In connection with the Merger, and subject to stockholder approval, it was agreed that the escrow agreement would be terminated. At the time of termination, the escrow stockholders would receive 20% of their shares free of the escrow agreement trading restrictions and the remaining 80% of the shares would be cancelled.

     Approval of the termination of the escrow agreement requires the approval of at least two-thirds of the shares of common stock outstanding on the record date excluding all shares of common stock held by escrow stockholders, whether or not those shares are subject to the escrow agreement. Stockholders owning the required number of shares are in the process of approving the termination of the escrow agreement and it is currently believed that the escrow agreement will be terminated in January 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     For the period from January 1997 until July 1998, the Company paid an entity currently affiliated with Mr. Polan approximately $1,000 per month as rent for the use of certain space in New York, New York. In addition, for the period from August 1998 until April 1999, the Company paid an entity formerly affiliated with Mr. Polan approximately $3,000 per month as rent for the use of certain space in New York, New York.

     In September 1997, the Company granted warrants to purchase 284,000 shares of Class A Common Stock to Mr. Polan. The warrants are exercisable at a price of$1.00 per share and expire in September 2007. At the time of the Merger, Mr. Polan converted 142,000 of such warrants into 28,400 shares of stock. Warrants to purchase the balance of 142,000 of such shares of Common Stock are currently exercisable.

     In October 1997, the Company granted warrants to purchase 15,000 shares of Class A Common Stock to Mr. Levitin as compensation for performing investor relations services for the Company. The warrants are immediately exercisable at a price of $5.00 per share and expire in October 2007.

     Mr. Polan devoted approximately 50% of his business time to our business activities. Mr. Polan devoted approximately 50% of his business and investments outside of the Company, some of which are or may be in the health care services field. In the course of his activities, Mr. Polan may have occasionally been presented with various business opportunities in the health care services industry. Mr. Polan presented certain of these opportunities to our business, although Mr. Polan had no agreement to do so. In addition, in 1998, we entered into a one-year consulting agreement with Practice Management, Inc., whereby Practice Management, Inc. agreed to market our business to labor groups, managed care entities, preferred provider organizations and third party administrators for an annual fee of $50,000. Mr. Polan entered into a separate agreement with Practice Management, Inc. whereby Practice Management, Inc. agreed in exchange for a one-time payment of $50,000 from Mr. Polan to present to Mr. Polan, in preference to others certain business opportunities; provided, that the agreement between Practice Management, Inc. and Mr. Polan provided that Practice Management, Inc. shall be obligated to first present to the Company prior to Mr. Polan, in his individual capacity, any business opportunities that may be appropriate for our business. These arrangements and agreements might give rise to certain conflicts of interest.

     In connection with the employment of David L. Mullikin, the Company's President, Chief Operating Officer and acting Chief Financial Officer, in May 1998, the Company sold 10,000 shares of Class A Common Stock to Mr. Mullikin for $100 in cash.

     Prior to the closing of the Merger, Neal Polan entered into a two-year employment agreement with the Adatom which provides for an annual salary of $50,000, reimbursement of business expenses, health insurance and related benefits. Mr. Polan will be required to work up to 60 hours per month as an advisor for Company in mergers, acquisitions and strategic alliances. In connection with the employment agreement, Mr. Polan will receive the right to purchase stock in Adatom, Inc. in an amount equal to that number of Adatom shares convertible into 350,000 shares of Common Stock in the Merger in exchange for a promissory note in the amount of $320,760. As partial consideration for his services rendered under the employment agreement, the promissory note will be forgiven six months after the closing date of the merger.

     In connection with the Merger, Mr. Polan received registration rights covering 367,800 shares, including 142,000 shares underlying warrants.

     In September 1997, in connection with his employment with HealthCore, Mr. Polan received a warrant to purchase 142,000 shares of Common stock at $1.00 per share. The warrant becomes exercisable if certain market price thresholds or operating performance-based criteria of HealthCore are met. In connection with the Merger, Mr. Polan entered into an agreement with HealthCore to exchange that warrant for 28,400 shares of HealthCore common stock at the closing of the merger.

     On July 8, 1999 Eli Levitin, a director of the Company, purchased $50,000 of convertible debt of Adatom, Inc. through Jesup & Lamont Acquisition Corporation, a company in which Mr. Levitin has a 10% interest. These securities were converted into shares of Adatom, Inc. common stock immediately prior to the Merger and were then exchanged for 50,661 shares of Common Stock pursuant to the merger.

     In connection with the merger, all holders of stock of Adatom, Inc., Neal Polan and David Mullikin have entered into lock-up agreements that prohibit transfer of some or all of their respective shares of Adatom.com, Inc.'s common stock for up to a period of six months. The holders of Adatom, Inc. securities have agreed to a lock-up covering all of their shares of Common Stock. Mr. Polan has agreed to lock-up 796,800 shares, including 167,000 shares issuable upon exercise of warrants and Mr. Mullikin has agreed to lock up the 100,000 shares underlying the options being issued to him upon termination of employment. Mr. Polan's lock-up agreement differs slightly from those of the other parties to lock-up agreements in that it provides that 125,000 of his shares, which represents a portion of the shares he owned prior to the Merger, will be subject to the lock-up agreement for a period of two months following the closing and the remaining 671,800 shares will be subject to the lock-up agreement for a period of six months following the closing.

     At June 30, 1999, Adatom, Inc. owed Mr. Barton approximately $1,800,000 for working capital loans made by Mr. Barton to Adatom, inc. Prior to the Merger, Mr. Barton purchased shares of stock of Adatom, Inc. and the proceeds of this purchase were used to repay the loan to him. In late August and early September 1999, Mr. Barton loaned Adatom, Inc. an aggregate principal amount of $225,000, which was repaid in October after the consummation of the Merger. The interest rate on these loans was 7 percent per annum. On December 3, 1999, Mr. Barton loaned the Company $200,000 at no interest. This loan is payable on demand.

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

     Other payments and transactions in connection with the Merger that would be reported under Item 12, are described under Item 11, Executive Compensation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     2      ____  Merger Agreement and Plan of Merger dated as of July 1, 1999 between Registrant and Adatom, Inc. (1)

     2.1    ____  Asset Purchase Agreement dated July 28, 1999 between
                  Registrant and Randolph & Associates, Inc. (2)

     3.1    ____  Amended and Restated Certificate of Incorporation of
                  Registrant

     3.2    ____  By-laws of Registrant (3)

     4.1    ____  Form of Bridge Note (3)

     4.2    ____  Bridge Warrant Agreement (3)

     4.3    ____  Form of Warrant Agreement (3)

     4.4    ____  Form of Representative's Unit Purchase Option (3)

     4.5    ____  Warrant Agreement with Neal J. Polan (4)

     4.6    ____  Warrant Agreement with Eli Levitin (5)

     4.7    ____  Warrant (restated) to purchase shares of Common Stock issued to Jesup & Lamont Securities Corporation dated July 8, 1999

     4.8    ____  Secured Convertible Promissory Note issued to Jesup & Lamont
                  Acquisition Company, LLC on July 8, 1999 (6)

     4.9    ____  Warrant (restated) to purchase shares of Common Stock issued to Jesup & Lamont Securities Corporation dated September 15, 1999

     4.10   ____  Warrant to purchase shares of Common Stock issued to Jesup &
                  Lamont Securities dated October 12, 1999

     10.2   ____  Amended and Restated Escrow Agreement dated as of July 31,
                  1997 by and between Registrant, American Stock Transfer & Company and certain stockholders of Registrant (3)

     10.4   ____  Form of Indemnification Agreement (3)

     10.5   ____  Lease Agreement for office space in Grandview, Missouri between Registrant and J.C. Nichols Company, as amended by Assignment and First Amendment of Lease dated July 18,1997 (3)

     10.9   ____  Employment Agreement dated as of September 30, 1998 between
                  Registrant and Neal J. Polan (7)

     10.10(a) __  1997 Stock Option Plan, as amended (8)

     10.11  ____  Letter Amendment dated April 27, 1999 between Registrant and
                  Neal J. Polan (9)

     10.12  ____  Engagement Letter dated April 27, 1999 among Registrant,
                  Adatom, Inc. and Jesup & Lamont (9)

     10.13  ____  Negotiable Promissory Note for $250,000 dated April 28, 1999 from Adatom, Inc. to Registrant (6)

     10.14  ____  Security Agreement between Registrant and Adatom, Inc. dated
                  April 28, 1999 (6)

     10.15  ____  Form of Escrow Termination Agreement between Registrant and escrow shareholders acknowledged by Adatom, Inc. (6)

     10.16  ____  Form of Irrevocable Proxy granted by escrow shareholders to
                  Neal J. Polan (6)

     10.17  ____  Engagement Letter between Registrant and Kaufman Bros., L.P.
                  dated July 26, 1999 (6)

     10.18  ____  1999 Incentive and Non-Qualified Stock Option Plan (6)

     10.19  ____  Employment Agreement dated as of October 11, 1999 between
                  Registrant and Neal J. Polan.

     10.20  ____  Form of Employment Agreement for Richard Barton

     23     ____  Consent of Richard A. Eisner & Company, LLP, Registrant's
                  Independent Public Auditors

     24     ____  Power of Attorney (Included as part of Signature Page)

     27.1   ____  Financial Data Schedule

------------------

(1) Incorporated by reference to exhibit of same number filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1999.

(2) Incorporated by reference to exhibit of same number filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 1999.

(3) Incorporated by reference to exhibit of same number filed with Registrant's Registration Statement on Form SB-2 (File No. 333-28233) declared effective by the Securities and Exchange Commission on October 14, 1997.

(4) Incorporated by reference to exhibit number 4.1 filed with Registrant's Registration Statement Form S-3 (File No. 333-68557) filed with the Securities and Exchange Commission on December 8, 1998.

(5) Incorporated by reference to exhibit number 4.2 filed with Registrant's Registration Statement Form S-3 (File No. 33-68557) filed with the Securities and Exchange Commission on December 8, 1998.

(6) Incorporated by reference to exhibit of same number filed with Registrant's Registration Statement on Form S-4 (File No. 33-87207) declared effective by the Securities and Exchange Commission on September 20, 1999.

(7) Incorporated by reference to exhibit of same number filed with Registrant's Annual Report on Form 10KSB for the year ended September 30, 1998.

(8) Incorporated by reference to exhibit of same number filed with Registrant's Quarterly Report on Form 10QSB for the quarter ended March 31, 1999.

(9) Incorporated by reference to exhibit of same number filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 1999.

     (b)  REPORTS ON FORM 8-K.

(1)  A report on From 8-K was filed on July 9, 1999 reporting information under
     Item 5 of that report.

(2) A report on Form 8-K was filed on August 12, 1999 reporting information under Item 2 of that report. An amendment to said report was filed on September 1, 1999 reporting pro forma financial information under Item 7 of that report for the matters covered in the original filing on August 12, 1999.

INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Report of Independent Auditors............................................. F-1

Balance Sheet as of September 30, 1999..................................... F-2

Statements of Operations for the years ended September 30, 1999 and 1998 .. F-3

Statements of Changes in Stockholders' Equity for the years ended
  September 30, 1999 and 1998.............................................. F-4

Statements of Cash Flows for the years ended September 30, 1999 and 1998... F-5

Notes to Financial Statements.............................................. F-6

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
HealthCore Medical Solutions, Inc.
Grandview, Missouri

We have audited the accompanying balance sheet of HealthCore Medical Solutions, Inc. as of September 30, 1999 and the related statements of operations, changes in stockholders' equity/(capital deficiency) and cash flows for the years ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of HealthCore Medical Solutions, Inc. as of September 30, 1999 and the results of its operations and its cash flows for the years ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles.

As described more fully in Note A to the financial statements, in July 1999, the Company sold its discount healthcare business and in October 1999, the Company was deemed to be acquired by Adatom, Inc. in a transaction being accounted for as a reverse acquisition.

Richard A. Eisner & Company, LLP

Florham Park, New Jersey
November 19, 1999

HEALTHCORE MEDICAL SOLUTIONS, INC.

BALANCE SHEET
SEPTEMBER 30, 1999

ASSETS
Current assets:

    Cash and cash equivalents                                      $  1,816,000
    Prepaid expenses and other current assets                            96,000
    Note receivable from Adatom, Inc.                                   250,000
                                                                   ------------
                                                                   $  2,162,000
                                                                   ============
LIABILITIES
Current liabilities:
    Accounts payable and accrued expenses                          $    233,000
                                                                   ------------
Commitment and contingency

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
  authorized 5,000,000 shares;
  issued and outstanding - none
Common stock, $.01 par value:
    Class A, authorized, 19,784,000 shares;
      issued and outstanding 3,190,750 shares                            32,000
    Class B, authorized, 216,000 shares;
      issued and outstanding 216,000 shares                               2,000
Additional paid-in capital                                           11,209,000
Accumulated deficit                                                  (9,314,000)
                                                                   ------------
       Total stockholders' equity                                     1,929,000
                                                                   ------------
                                                                   $  2,162,000
                                                                   ============
SEE NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

                                                     YEAR ENDED SEPTEMBER 30,
                                                     ------------------------
                                                      1999             1998
                                                      ----             ----

Revenues:
    Membership revenues                           $   163,000       $    84,000
                                                  -----------       -----------
Costs and expenses:
    Costs of membership                               123,000            74,000
    General and administrative                      1,973,000         1,794,000
    Selling and marketing                             464,000           385,000
    Interest expense                                   12,000            71,000
                                                  -----------       -----------
       Total                                        2,572,000         2,324,000
                                                  -----------       -----------
Loss before other income (expense)                 (2,409,000)       (2,240,000)
                                                  -----------       -----------
Other income (expense):
    Interest income                                   136,000           253,000
    Loss on sale of business                          (65,000)
    Merger expenses                                  (421,000)
                                                  -----------       -----------
       Total                                         (350,000)          253,000
                                                  -----------       -----------
NET LOSS                                          $(2,759,000)      $(1,987,000)
                                                  ===========       ===========
Basic and diluted net
  loss per common share                             $(1.15)           $ (.89)
                                                    ======            ======
Weighted average number of
  common shares outstanding                         2,404,994         2,220,466
                                                  ===========       ===========



SEE NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY\CAPITAL DEFICIENCY (NOTE A)

                                                      COMMON STOCK
                                   ---------------------------------------------------
                                           CLASS A                      CLASS B            ADDITIONAL
                                   ----------------------     ------------------------      PAID-IN      ACCUMULATED
                                   SHARES          AMOUNT        SHARES        AMOUNT       CAPITAL        DEFICIT        TOTAL
                                   ------          ------        ------        ------       -------        -------        -----

BALANCE - SEPTEMBER 30, 1997       984,000         10,000        216,000         2,000     2,393,000    (4,568,000)    (2,163,000)
Compensatory common
  stock issued                      10,000                                                     9,000                        9,000
Common stock issued              2,024,000         20,000                                  8,355,000                    8,375,000
Net loss                                                                                                (1,987,000)    (1,987,000)
                                ----------    -----------        -------   -----------   -----------   -----------    -----------
BALANCE, SEPTEMBER 30, 1998      3,018,000         30,000        216,000         2,000    10,757,000    (6,555,000)     4,234,000
Compensatory common
  stock issued                     165,000          2,000                                    431,000                      433,000
Issuance of warrants in
  connection with
  litigation settlement                                                                       13,000                       13,000
Exercise of options`                 7,750                                                     8,000                        8,000
Net loss                                                                                                (2,759,000)    (2,759,000)
                                ----------    -----------        -------   -----------   -----------   -----------    -----------
BALANCE, SEPTEMBER 30, 1999      3,190,750    $    32,000        216,000   $     2,000   $11,209,000   $(9,314,000)   $ 1,929,000
                                ----------    -----------        -------   -----------   -----------   -----------    -----------

SEE NOTES TO FINANCIAL STATEMENTS

HEALTHCORE MEDICAL SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

                                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                                                     ------------------------
                                                                                                     1999                 1998
                                                                                                     ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                                                      $(2,759,000)          $(1,987,000)
    Adjustments to reconcile net loss to net cash (used in) operating activities:
          Depreciation and amortization                                                                45,000                52,000
          Amortization of discount on notes payable - bridge units                                                           32,000
          Common stock and warrants issued for services                                               433,000                 9,000
          Warrants issued for litigation settlement                                                    13,000
          Loss on sale of the business                                                                 65,000
          Write-down of worthless equipment                                                            32,000
          Changes in:
             Prepaid expenses and other assets                                                         82,000               (69,000)
             Accounts payable and accrued expenses                                                    119,000              (432,000)
             Other assets                                                                               2,000
             Deferred revenue                                                                          32,000
                                                                                                  -----------           -----------
               Net cash used in operating activities                                               (1,936,000)           (2,395,000)
                                                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sale of assets                                                                        4,000
    Acquisition of property and equipment                                                              (4,000)              (87,000)
    Advances to affiliate                                                                            (250,000)
                                                                                                  -----------           -----------
               Net cash used in investing activities                                                 (250,000)              (87,000)
                                                                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in restricted cash                                                                                              85,000
    Repayment of notes payable - bridge units                                                                            (2,300,000)
    Repayment of notes payable                                                                                             (104,000)

    Principal payments on obligation under capital lease                                              (46,000)              (54,000)
    Net proceeds from issuance of common stock                                                                            8,748,000
    Proceeds from exercise of options                                                                   8,000
                                                                                                  -----------           -----------
               Net cash (used in) provided by financing activities                                    (38,000)            6,375,000
                                                                                                  -----------           -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (2,224,000)            3,893,000
Cash and cash equivalents - beginning of year                                                       4,040,000               147,000
                                                                                                  -----------           -----------
CASH AND CASH EQUIVALENTS - END OF YEAR                                                           $ 1,816,000           $ 4,040,000
                                                                                                  ===========           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
       Interest                                                                                   $    12,000           $   178,000


SEE NOTES TO FINANCIAL STATEMENTS

NOTE A - SALE OF BUSINESS AND REVERSE ACQUISITION

HealthCore Medical Solutions, Inc. (the "Company") was organized as a Delaware corporation in February 1997 and prior to July 1999, it marketed and administered health care service discount programs which are designed to enable participants (members), who are enrolled through various organizations such as insurance carriers, corporations, and unions to realize savings on purchases of products and services.

In July 1999, the Company sold certain of its assets relating to its discount healthcare business and became a non-operating public company. The selling price amounted to $4,000 plus assumption of obligations under a capital lease and assumption of all obligations under the assigned contracts, including refund obligations for membership fees. The Company recognized a loss of $65,000 on this disposition.

On October 13, 1999, the Company issued 11,036,369 shares to the Adatom, Inc. ("Adatom") shareholders in connection with the merger of Adatom with and into the Company (the "Adatom Transaction"). The transaction will be accounted for as a reverse acquisition whereby Adatom is treated as the acquirer for accounting purposes. Concurrently, the Company changed its name to Adatom.com, Inc. and the Class B common stock was converted to Class A common stock. Expenses of $421,000 incurred in connection with the Adatom transaction have been charged to operations in the year ended September 30, 1999.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   CASH AND CASH EQUIVALENTS:

      Cash and cash equivalents include cash on hand, demand deposits and all highly liquid investments with a maturity of three months or less at the time of purchase. As of September 30, 1999, $1,804,000 was held in a money market mutual fund.

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

[6]   REVENUE RECOGNITION:

      Membership revenues are recognized ratably over the life of the membership for the period subsequent to the expiration of the money back guarantee, if any.

[7]   NET LOSS PER COMMON SHARE:

      Basic and diluted net loss per common share has been computed on the basis of the net loss for the year divided by the weighted average shares of the Class A and Class B common stock outstanding during the year excluding 900,000 shares placed in escrow (see Note D[1]). All warrants and stock options which are potentially dilutive securities have been excluded from the calculation since they would be anti-dilutive.

[8]   STOCK-BASED COMPENSATION:

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

NOTE C - RELATED PARTY TRANSACTIONS

Beginning in November 1996, the Company rented office space from an affiliate of the Chairman of the Board. Rent expense related to this office space amounted to $37,000 and $21,500 for the years ended September 30, 1999 and 1998, respectively.

From April through June 1997, the Company loaned $37,200 to a former officer bearing interest from 8% to 10% per annum, collateralized by 15,000 shares of the Company's Class A common stock. Principal payments were payable through March 1999. During the year ended September 30, 1998, principal payments aggregated $400. As of September 30, 1998, the outstanding principal balance of $36,800 was in default and, during 1998, the Company established an allowance of $22,000. In October 1999, the Company acquired the 15,000 shares of common stock with a market value of $39,000.

NOTE D - STOCKHOLDERS' EQUITY

[5]   INITIAL PUBLIC OFFERING:

      On October 17 1997, the Company, in its initial public offering ("IPO"), sold 1,760,000 units. Each unit consists of one share of Class A common stock and one redeemable warrant to purchase a share of Class A common stock at $6.50, expiring October 2002. On November 10, 1997, the underwriter executed its option to sell an additional 264,000 shares of the Company's common stock. Proceeds from the IPO, net of expenses of $1,745,000, approximated $8,375,000. In connection with the IPO, the underwriter was granted an option to purchase up to 176,000 units at $6.00 per unit and a director was granted a warrant to purchase 15,000 shares at $5.00 per share.

      Upon consummation of the Company's IPO, certain shareholders deposited 900,000 shares of common stock (the "Escrow Shares") into an escrow account. Some or all of these shares are to be released upon the Company meeting certain performance goals or the stock price exceeding certain targets. If these goals are not met the shares will be canceled. As of September 30, 1999, the Company did not attain the income level nor did the stock price meet or exceed the per share value necessary for the release of the escrow shares.

[6]   ISSUANCE OF CLASS A COMMON STOCK:

      In April 1999, in partial consideration for the Chairman of the Board modifying his employment agreement, the Company issued him 165,000 shares of Class A common stock valued based on the market value at date of issuance at $433,000.

[7]   WARRANTS:

      At September 30, 1999, the Company had outstanding warrants, held by the chairman of the board, to purchase 284,000 shares of Class A common stock expiring September 2007 with an exercise price of $1 per share. Warrants for 142,000 shares will become exercisable upon the Company meeting certain performance goals or the stock price exceeding certain targets. As of September 30, 1999, the Company did not attain the income level nor did the stock price meet or exceed the per share value necessary for such warrants to become exercisable. However, in conjunction with the Adatom Transaction, such warrants were converted into 28,400 shares of Class A common stock. The remaining warrants to purchase 142,000 shares are currently exercisable.

      During the year ended September 30, 1999, the Company issued warrants to purchase 100,000 shares of Class A common stock in connection with professional services rendered in connection with the Adatom transaction. Additionally, warrants were issued to purchase 12,500 shares of Class A common stock in connection with a litigation settlement.

      Subsequent to September 30, 1999, in conjunction with the Adatom Transaction, a warrant to purchase 100,000 shares was issued to an investment banker.

[8]   STOCK OPTION PLAN:

      Subsequent to September 30, 1999, in conjunction with the Adatom Transaction, an option to purchase 100,000 shares was issued to an executive.

      In 1997, the Company adopted a stock option plan. These shares are reserved for issuance upon exercise of either incentive or nonincentive stock options which may be granted from time to time by the board of directors to employees and others. The options have a term of 10 years and outstanding options expire between May 2007 through September 2008.

      The fair value of each option granted has been estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions; no dividend yield, expected volatility of 40%, risk-free interest rates ranging from 4.65% and 6.00%, and expected lives of approximately 10 years. The weighted average fair value of options granted during 1999 and 1998 were $0.64 and $0.73 per share, respectively.

      The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between fair value of the underlying common stock and the exercise price of the option at the date of grant. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under FAS 123, the Company's proforma net loss for 1999 and 1998 would have been approximately $(2,380,000) and $(2,057,000), respectively, and net loss per share would have been approximately $(0.99) and $(0.93), respectively.

The following table summarizes stock option transactions under the Plans:

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                          --------------------------------------------------------------------------
                                                                         1999                                      1998
                                                          ------------------------------------   -----------------------------------
                                                                                WEIGHTED                                 WEIGHTED
                                                                                 AVERAGE                                 AVERAGE
                                                                                EXERCISE                                 EXERCISE
                                                            SHARES                PRICE                SHARES             PRICE
                                                            ------                -----                ------             -----

             Outstanding options at the
                 beginning of year                             159,500              $2.16              57,500              $5.00
             Options granted                                    46,000               1.05             125,000               1.37
             Options forfeited                                                                        (23,000)              5.00
             Options exercised                                  (7,750)              1.00
                                                                ------               ----            --------              -----
             Outstanding options at the
                 end of year                                   197,750              $1.94             159,500              $2.16
                                                               =======              =====             =======              =====

Subsequent to September 30, 1999, options on 13,000 shares were granted.

The following table summarizes information about stock options outstanding as of September 30, 1999:

                                       OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
         ------------------------------------------------------------------------------   ------------------------------------------
                                                           WEIGHTED
                                                           AVERAGE            WEIGHTED                                   WEIGHTED
                                                          REMAINING            AVERAGE                                    AVERAGE
            EXERCISE                NUMBER,              CONTRACTUAL          EXERCISE              NUMBER               EXERCISE
              PRICE               OUTSTANDING                LIFE               PRICE             EXERCISABLE              PRICE
          -----------             -----------          ---------------      -------------         -----------         --------------
          $0.875 -
             $1.09                 148,250                   8.87              $0.92               147,500                 $ .90
             $5.00                  49,500                   7.99              $5.00                49,500                 $5.00

[7]   SHARES RESERVED FOR ISSUANCE:

      The Company has reserved 4,229,150 shares of its Class A common stock for issuance upon exercise of the outstanding warrants and options.

[8]   COMMON AND PREFERRED STOCK:

      The Class A and Class B shares of common stock are substantially identical except that the Class A common stockholders have the right to cast one vote per share and the Class B common stockholders have the right to cast five votes per share.