Form 10KSB
period 1999-12-31
ADATOM COM INC
filed 2000-03-30
CIK 1035789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

                                            or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _______

                           Commission File No. 0-22947

                                ADATOM.COM, INC.
                       ----------------------------------
                 (Name of Small Business Issuer in its charter)

          Delaware                                             43-1771999
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

920 Hillview Court, Suite 160, Milpitas, CA                       95035
----------------------------------------------                   -------
  (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number,:                                    (408) 935-7979

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock par value, $.01
                                                             Warrants

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past ninety (90) days.

YES  [X]    NO  [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Adatom.com, Inc's ("The Company") knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

State the Company's revenues for its most recent fiscal year: $956,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 27, 2000 $53,550,000

State the number of shares outstanding of the Company's common equity as of March 27, 2000 16,101,499 shares of Common Stock, $.01 par value.

================================================================================

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

                                     PART I

         Statements in this Form 10-KSB that are not statements or descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Words such as "expect," "intends," "believes," "plans," "anticipates" and "likely" also identify forward-looking statements. All forward-looking statements are based on current facts and analyses. Actual results may differ materially from those currently anticipated due to a number of factors including, but not limited to history of operating losses, anticipated future losses, competition, future capital needs, the need for market acceptance, dependence upon third parties, disruption of vital infrastructure and intellectual property rights, government regulation dependence on third parties, and other risks. See the section entitled "MANAGEMENT DISCUSSION AND ANALYSIS-Risk Factors" for a discussion of some of those risks. Additional information on factors that may affect the business and financial results of the Company can be found in filings of the Company with the Securities and Exchange Commission. All forward-looking statements are made pursuant to the Securities Litigation Reform Act of 1995. Additional information on factors that may affect the business and financial results of the Company can be found in filings of the Company with the Securities and Exchange Commission.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         The Company was established in October 1995 as MegaVision L.C., a Missouri limited liability company. In February 1997, MegaVision merged into HealthCore Medical Solutions, Inc. (HealthCore). In October 1999 HealthCore merged with Adatom,Inc. and then changed its name to Adatom.com, Inc. (the "Merger").

         Adatom, Inc. was incorporated in 1996 by four people. Two of the founders were Richard Barton and Sridhar Jagannathan, who are directors and officers of the Company. Adatom, Inc. commenced business in 1997 as a retailer which had no store sites and used a mobile sales force of franchisees enabled with a CD-ROM electronic catalogue. The total revenues from its mobile sales force were not significant and not profitable. We discontinued this form of retailing and launched our Internet website, www.Adatom.com, in October 1998.

         Since it shifted its focus to Internet e-commerce, Adatom.com has been continuously attempting to maximize the convenience of on-line shopping by incorporating selection, convenience, value, guarantee, warranty, security and customer service onto the web. By leveraging its proprietary e-commerce infrastructure and efficient distribution system, the Company reaches both the business-to-consumer and business-to-business markets. In addition to owning and operating an Internet superstore, www.adatom.com, the Company has developed and implemented a turnkey e-commerce solution that will provide individuals, companies, and organizations with "instant" e-commerce capabilities, including back-end fulfillment, web site development and a full-scale e-commerce infrastructure. The Company believes that its cost efficient business model will allow the Company to pass value on to consumers in the form of increased customer service and price savings. The Company provides a comprehensive product mix of name brand products for the individual, the home, and the office in 29 product categories. The Company provides access through its Internet store to over 3 million Stock Keeping Units (SKUs) offered for sale. Products offered are not limited solely to those products posted on the www.adatom.com site but can also be sourced from virtually any manufacture or supplier.

THE MERGER

         Effective October 12, 1999 ("Effective Date"), Adatom, Inc., a California corporation ("Adatom, Inc."), merged (the "Merger") with and into HealthCore a Delaware corporation, with HealthCore as the surviving corporation which was renamed "Adatom.com, Inc.". The Merger was consummated pursuant to an Agreement and Plan of Merger, dated as of July 1, 1999, among Adatom, Inc. and the Company (the "Merger Agreement"). Pursuant to the Merger Agreement, the Company acquired all of the assets and assumed all of the liabilities and obligations of Adatom, Inc. Pursuant to the Merger Agreement, on the Effective Date, each share of Adatom, Inc. common stock, no par value (the "Adatom, Inc. Common Stock") was converted into the right to receive approximately 2.12 shares of the Company's common stock ("Common Stock"). As a result of the Merger, there were 14,448,769 shares of common stock of the Company outstanding on October 12, 1999. Since the date of the Merger, the Company has been conducting the business that Adatom, Inc. conducted prior thereto. Since the stockholders of Adatom,Inc. owned 76.4% of the Company after the merger, this transaction has been accounted for as a reverse acquisition, whereby Adatom, Inc. acquired HealthCore.

RECENT DEVELOPMENTS

         The Company is dependent upon raising additional capital to finance its current operations and future plans for expansion. Recently in early March 2000, the Company executed documents for a private placement of two million shares of common stock yielding proceeds of $4 million. The remaining proceeds of this capital will be exhausted within approximately three or four months. See "Management's Discussion and Analysis or Plan of Operation" for further details.

         In addition, in March 2000 the Company signed an exclusive agreement with the China Product Trade Center (CPTNC). The Company and the CPTNC will establish a joint venture company located in Beijing, China to work directly with the CPTNC. The joint venture company will develop and implement the systems, Internet applications and other services to enable the marketing and sale of industrial and consumer goods produced in China into the U.S. as well as goods produced in the U.S. into the Chinese marketplace exclusively through Adatom.com. See the caption "China Joint Venture" under the this section for further details.

PRODUCTS AND SUPPLIERS

         The Company has established relationships with over 1,000 suppliers (manufacturers and distributors) encompassing a substantially complete breadth of durable goods for the home and office. Most of its relationships with suppliers are on a purchase order basis. The Company believes that there are alternative sources of supply for each product category sold by it, and during 1999 no supplier furnished the Company with products that accounted for more than 10% of its revenues. The Company's supplier relationships most often enable drop shipment of goods directly from manufacturers to the consumer, allowing the Company to operate on a low cost expense model. The Company's low cost business model provides customers with savings on brand name products in some cases of up to 50% off traditional retailers. Both the Company's wide selection of products and product mix distinguish it from its competitors and include many non-commodity, high quality and value added items that are not typically sold over the Internet. Adatom.com intends to be the premier Internet site for furniture and household items and has established relationships with many leading manufacturers.

CURRENT PRODUCT CATEGORIES (EXCLUDES MULTIPLE SUB-CATEGORIES
WITHIN EACH CATEGORY)

Bathroom          Furniture               Household              Music

Boys              Garage                  Infant                 Outdoors

Education         Girls                   Lawn & Garden          Pets

Electronics       Gift & Decorative       Linens & Textiles      Sporting Goods

Entertainment     Health & Beauty         Luggage                Toys

Female Personal   Home Improvement        Male Personal

Food & Spirits    Home Office             Major Appliances

REPRESENTATIVE MANUFACTURERS

Amana                 American           Ames                Archipelago        Artisan House       Bissel
                      Petronics

Black & Decker        Bostonian          Bradington Young    Braun              Carolina Mirror     Cochran

Conair                Crystal Clear      Dexter              Dewalt             Eureka              Fieldcrest Cannon

Graco                 Hoover             Huffy               Intershoe          Jezebel             MacGregor

Lee's Jeans           Mikasa             Minolta             Mont Blanc         Noble Watch         PBS Home Video

Pfaltzgraff           Rawlings           RCA                 Royal              Samsonite           Selby

Sedgefield            Sharp Electronics  Spalding            Spring Air         Stiffel             Swank

Toshiba               Wrangler           Sony                Weber              Mikasa              Stanley

                  Most items are dropped shipped from the manufacturer or supplier to the customers, minimizing the cost of maintaining warehouses and operating a distribution network. Shipping is outsourced to third parties and is usually paid by the customer, but to attempt to build its customer base the Company has offered free shipping for orders placed during certain promotional periods. The Company has also developed a network of deluxe shippers whereby certain large ticket items will be unwrapped from the original factory packaging, inspected, polished, and delivered to the home where it will be assembled and installed.

E-COMMERCE INFRASTRUCTURE

         The Company has built a proprietary e-commerce infrastructure designed to stage and enable the sale of millions of products online. The underlying architecture is scaleable and modular, enabling aggregation as well as rapid partitioning by product categories as needed. The openness of the system ensures easy interactions with suppliers, affiliates and customers. The technical design of the system enables affiliate accounts,( Affiliate is a revenue sharing program)customer accounts, electronic charging and payment, efficient product data uploads and exports, order processing, and order status reporting to customers and affiliates. In particular, the Company has the ability to concurrently host multiple e-commerce environments utilizing its master products and customer database. The Company's information management system can monitor and report on all aspects of the Company's interaction with its customers, affiliated sites and suppliers.

         Through its business-to-business e-commerce enabler business Adatom E-commerce Solution Program (AESP), the Company intends to leverage its e-commerce content, business architecture and processes and technical know-how by providing end-to-end e-commerce solutions. This consists of site development, infrastructure implementation, fulfillment, and customer service for others seeking an "instant" on-line retail capability. The Company intends to serve as the gateway for e-commerce for a large number of web sites and create new "e-tailers."

         Products can be sold at below many typical retail prices due to the completely scaleable, low cost infrastructure and distribution system of the Company. The goal is to provide the customer with superior value by combining the best service with low prices. By selling via the Internet and shipping, in most cases, directly from the manufacturer or supplier to the consumer, the costs of intermediaries, maintaining large inventories and staffs, the requirement of significant physical space fulfillment houses and resultant overhead expense have been reduced or eliminated.

SALES

     Adatom.com has a Multi-Channel Strategy. We believe the Internet is the fastest growing means of communication, content, and commerce worldwide. During this period of explosive growth, it is critical to establish a presence on the Internet among consumers, create brand identity and develop a loyal customer base. The Company has developed and implemented a dynamic multi-channel strategy that can be adjusted to efficiently move the Company toward this objective.

A.         Adatom.com Direct Channel

The Adatom Direct Channel features an E-commerce site www.adatom.com. This site, trade-marked as "Home Dimensions", offers Adatom.com's entire product line. These products are backed by a 30-day "Adatom.com 100% Satisfaction Guarantee", in addition to the manufacturers warranty. The Company's value proposition to the customer is "Selection, Price, Convenience, and Personal Service". The Company offers its customers what it believes to be an attractive blend of cost savings, quality products and excellent, personalized service to create loyalty and trust.

         Adatom.com offers its entire product line through its Internet superstore and provides high quality color pictures and detailed information relating to each product. Through the Direct channel, products are generally organized by each room in a home where an individual might likely use that item, by brand, and by category, such as house wares, consumer electronics, furniture and gifts. Shoppers can browse and select products throughout the web site and place merchandise in a virtual shopping cart that facilitates the processes of collecting items, totaling, and confirming purchases.

         Many customer-friendly features have been incorporated in the site to develop loyalty and promote repeat business. These features include telephone or chat-room communication with Personal Shopping Consultants ("PSC"), product search systems, and an easy-to-navigate icon or "key word" architecture. The Company's software will also allow customers to access bridal or shopper registries and features an extensive offering of gifts for special occasions.

         Adatom.com believes that a key to its success is enhanced customer service effort. The primary focus is to provide each shopper with a comfortable, non-threatening, easy environment in which to shop. For example, for the customer who likes to browse and "window shop", the Company sets up its store by department to facilitate the experience. For the shoppers who know what they want, they can go directly to an item by using the search function. Finally, for the person who hates shopping but must do it, he/she can contact a PSC by e-mail, phone or fax, and ask for suggestions or make a special request and have the leg work done by someone else.

         The Personal Shopping Consultant (PSC) takes on the role of a traditional retail salesperson assisting a customer's navigation through the site, providing advice, suggesting additional items, placing a special order, following up on delivery and facilitating the completion of a positive shopping experience. When a special order is initiated, the request is researched and sourced and a response is provided directly to the customer, generally within 24 hours, either by e-mail, fax or telephone.

         Although the Company believes that its infrastructure is at the forefront of current Internet and computer technology, it is not dependent on the development of additional technology to succeed, and most Internet capable computers can access Adatom.com's web site without additional hardware or software.

B. Adatom.com Affiliate Channel

         The Affiliate Channel is a revenue sharing program designed to develop customer awareness of its e-commerce superstore and create market presence with minimal acquisition costs. The Company has developed a revenue sharing arrangement through an expanding number of strategic marketing arrangements. These organizations generally receive a percentage of the proceeds generated from sales of Adatom.com's products originating through its website and/or a monthly fee. At certain sites, including AOL, Yahoo, Lycos, and Geocities the Company is represented as a full store. Other Affiliate channels contain direct links to Adatom.com's web site (www.adatom.com) or links for fulfillment of specific product or product categories. The Affiliate Channel program provides the Affiliates with the opportunity to dramatically increase their product offering and earn significant income at no additional cost.

Commission rates are generally determined by the profitability of the specific product sold.

         Some of Adatom.com's marketing affiliates are shown below. The Company intends to aggressively expand its marketing arrangements to include many of the most highly trafficked sites on the Internet.

Organization:

AOL (Adatom Branded Store)                 E. Marketing & Publishing Group
Yahoo (Adatom Branded Store)               Traffix.com
Geocities                                  Webstop.net

Lycos (Adatom Branded Store)               The EMS Group
Inktomi                                    Ivoice
Holiday Channel                            Professional Athletics Association
Knight Ridder                              Linic Share
Kason Corporation                          Gay.com
Direct Hit                                 Cool Savings.com
Business Campus                            Alta Vista
My Simon                                   Worldmall.com
Buyersedge.com                             Media in Motion


C. Adatom.com E-commerce Solution Program (AESP)

         AESP is a business to business e-commerce program designed to work with companies and individuals seeking to gain an instant presence in the e-commerce marketplace by creating a branded store. The Company is an e-commerce enabler and will provide all of the associated fulfillment services. The AESP affiliate will receive a commission on sales which will allow companies to launch their "own" stores without the start-up burdens and high development costs often associated with such ventures. The responsibility and cost of customer acquisition will be borne by the AESP affiliate while the costs incurred by the Company will be relatively low. Products, order management systems, and customer support representatives will be shared with other e-tailers, including www.adatom.com. AESP is anticipated to receive significant attention in the marketplace, through its ability to quickly and efficiently launch new e-tailers. The AESP program was launched in January 2000, with the first customer iEntertainment Network. To date the Company has signed 30 AESP contracts.

         We may choose to expand our operations by developing new departments or product categories, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of new or complementary businesses, products or technologies.

SERVICE

         Adatom.com believes that quality customer service is critical to attracting and retaining customers and distinguishing the Company from other online shopping services. The Company is staffed with trained Personal Shopping Consultants (PSCs) to assist customers navigating through the Internet Superstore, answer questions, suggest additional items, and ensure a smooth execution of the transaction. The Company uses third party evaluations of its customer service, such as Bizrate. During the period of March 10th to the 15th, 2000 our rating was Four Stars.

         Interaction between PSCs and customers can take place via the Internet using the Company's Internet "chat" feature or special order web page that can be activated directly from the Company's site. PSCs can also be accessed by telephone or fax. PSCs provide customers with purchase and shipment information. PSCs also perform "special order" functions when customers request products that are not part of Adatom.com's product offering. PSCs will source, order and ship such products to the customer, often at substantial discounts from traditional retail prices. Customers can provide all billing, credit card and shipping information to the PSC via the Internet or over the telephone. The Company has implemented two-way interactive chat software that enables customers to obtain immediate online responses from PSCs. This software allows the PSC to match specific customer requests with items from Adatom.com's product offerings and navigate the customer through the web site and showcase various products on the customer's computer screen.

         The Company has created a customer tracking software package and database that will enable it to maintain complete records of its customers' purchases. This database will create a specific preference profile for each customer and allow the Company to create a highly customized one-to-one marketing and merchandising interface with its shoppers. Customer profiles will be used to anticipate a customer's future purchases and enable Adatom.com to customize web pages or web site navigation tools to highlight likely items of interest. The Company will in the future remind customers via e-mail when it is time to replace or replenish items that were previously purchased and cross-sell complementary products. The Company will also e-mail customers regarding upcoming special occasions such as birthdays and anniversaries, as well as customize its web site for holidays and special events.

MANUFACTURER AND SUPPLIER NETWORK

         The Company currently obtains its products from over 1,000 suppliers (manufacturers and distributors). In order to offer a broader range of competitively priced merchandise, the Company is attempting to expand this network by up to 10 new suppliers each month. Suppliers play a crucial role in the Company's business and are selected according to their ability to offer quality merchandise that is not subject to widespread discounting or high rates of customer returns. Suppliers must be able to quickly respond to the Company's purchase orders, ship products in small quantities directly to customers, provide the status on order delivery and continuous updates on merchandise information. Finally, suppliers must offer a comprehensive quality assurance and return policy that ensures customer satisfaction. Most merchandise is shipped directly from suppliers or outsourced to third parties, which enables the Company to avoid inventory-related risks, limit overhead costs and provide timely delivery.

         The Company is devoting a significant effort to enhancing its supplier relationships by automating virtually all forms of information relating to product availability, pricing, shipment and payment. This interface will greatly enhance the "virtual value chain" the Company has created by providing an efficient, streamlined ordering and fulfillment process with data updated in real time. The Company has already made significant advances in catalog automation and efficiency, which has enabled the high-speed entry of product data to be processed and uploaded on to the site. Adatom.com plans to implement this strategy over the next 18 months.

SHIPPING

         Adatom.com has arranged for shipping to be outsourced to third parties, usually at a profit to the Company. The shipping charges are paid by the customers unless the purchase is made during a promotion where the Company agrees to pay for shipping such as occurred in November and December and much of the first quarter 2000. All shipments arranged by the Company are insured. The Company has developed a network of primary and back-up shippers and handlers that offer both standard and express services throughout the United States. The Company has contracts with several national and regional shipping companies that can accommodate both box items, typically shipped via UPS, and larger items (i.e. refrigerators or furniture). The Company utilizes a network of deluxe shippers for certain large ticket items that may require finishing. Deluxe shippers will unwrap products from their original factory packaging in order to inspect, polish and deliver them to their final destination for assembly and installation.

         The Company, like other Internet retailers, experienced shipping delays of products during the 1999 holiday season and in many instances had to make special arrangements to have orders delivered. In addition, the Company is presently working with its suppliers to expedite the shipping time of non-bulk items.

STAGED FULFILLMENT

         Through Adatom.com's advanced marketing data base and extensive customer service efforts, analysis of customer buying patterns and knowledge of the consumer marketplace, the Company believes that it can detect, with a high degree of accuracy, which products are frequently ordered/requested and continue to be in high demand. To respond and to exploit this valuable information, the Company has initiated a program referred to as "Staged Fulfillment". This program provides Adatom.com with an opportunity to pre-plan and order limited quantities, in advance, of specific merchandise and store it on the Company's premises. This enables the immediate, just-in-time delivery capabilities that Internet shoppers are seeking and provides a competitive advantage. In this program, the Company does assume some inventory risk.

TECHNICAL INFRASTRUCTURE

         The Company's technological infrastructure services and supports the business processes necessary to interface with its E-tail channels, customer operations, manufacturers and suppliers and internal management operations. Specifically, its Information Technology (IT) infrastructure provides the interface between affiliate accounts, customer accounts, electronic charging and payment, efficient product data uploads and exports, order processing, and order status reporting to customers.

         Adatom.com believes that its infrastructure provides it with the following competitive advantages:

Efficient Supplier Management

The IT model is designed for the electronic interaction with its suppliers, including obtaining product information, sending and querying for orders, and supporting payment processes. Most of the Company's current suppliers utilize paper and fax invoices. Adatom.com orders are placed and tracked with the supplier electronically and the Company is currently evaluating the use of such emerging standards as XML to improve operating efficiency.

UUNET

In order to enable high performance for its site for global access, Adatom.com has signed co-location agreements with UUNET for siting its services at UUNETS San Jose facility. UUNET has one of the best Internet communications infrastructures.

Akamai

Adatom.com is focused on providing a high quality customer experience while navigating its site. To facilitate this customer experience, Adatom.com has signed agreements with Akamai to use its Free Flow(TM) technology. This enables graphics heavy content to be located on about 2,000 Akamai servers located world-wide. Thus customers receive images and video rapidly when accessing the Adatom.com website.

India Based Development

Recognizing the need for timeliness in software development (for site and internal functionality) and the shortage of talent in the U.S., Adatom.com has signed an offshore software development agreement with Mastek, India. This provides quick development turnaround, bug fixes, and leading edge research relating to new capabilities.

Merchandise Updated in Real Time

The Company's product entry process is complex and automated. This process entails the initial supplier acquisition, obtaining product details, pricing, availability, variations, and related product information.

Streamlined Business Processes

The IT infrastructure includes customized links between its business and accounting processes so all operational information is transmitted immediately to management systems, allowing for close supervision and control.

Easy Scalability

The IT infrastructure has been designed for high performance and rapid scalability to handle any increase in customer volume as sales grow.

COMPETITION

         The online e-commerce market is new, rapidly evolving and intensely competitive. The Company expects competition to continue to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new Web sites at a relatively low cost. Many of our current and potential traditional store-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we. Additionally the larger retailers offer credit-financing plans, which the Company did not during 1999 but may offer in 2000. The Company currently or potentially competes with a variety of other companies, including:

- major "brick and mortar" retailers such as Macys, J.C. Penney's, Nordstrom's, and Target;
- online efforts of these traditional retailers, including the online stores operated by Macy.com. J. C. Penney, Toys R Us, and Wal-Mart:
-    catalog retailers;
- vendors or manufacturers that currently sell certain of their products directly online, such as Mattel;
- other online retailers such as Amazon.com, Tavolo.com, Furniture.com, CDnow, Beyond.com and Reel.com;
- on line stores that have a presence on Internet portals and online service providers that feature shopping services, such as America On Line (AOL), Yahoo!, Excite and Lycos;
-    various online retailers.

New technologies and the expansion of existing technologies may increase the competitive pressures on us.

MARKETING AND ADVERTISING

         Adatom.com's marketing strategy is designed to strengthen the Adatom brand name, increase customer traffic to the Adatom.com website, build customer loyalty, and encourage repeat business. The Company employs a variety of media, business development, and promotional methods to achieve these goals including online and traditional advertising, including radio and television.

Marketing Plan

         A major focus of Adatom.com`s marketing strategy has been designed to generate larger ticket item purchases, including furniture and major appliances, which typically generate higher margins for the Company and provide customers with greater savings. The Company plans to focus on demographic markets which include individuals who are making significant lifestyle changes, such as newlyweds and new home buyers, and are likely to be attracted to the value-added service, time and cost savings and efficiencies offered by the Company's online shopping service.

Advertising Strategy

         Adatom.com has implemented a multi-channel approach to efficiently and rapidly establish itself as a presence on the Internet, create brand identity, and develop a loyal customer base. To direct its advertising strategy, the Company hired an Internet-savvy advertising firm and will execute an aggressive advertising campaign. This strategy combines a variety of venues and media outlets and is targeted at well-defined, diversified target markets. The Company believes that continuation of and growth in our online Affiliate relationships with major portals, community sites and trade publications as well as representation on the largest Internet search engines will bring exposure and traffic to the Company's e-commerce web site. Additionally, the Company has implemented an off line advertising campaign consisting of television, drive time radio and coop ads in appropriately defined markets.

CHINA JOINT VENTURE

         In March 2000, the Company signed an exclusive agreement with the China Product Trade Net Center (CPTNC). The CPTNC is an organization officially launched in 1998 with the support of several Chinese governmental and private institutions to enable increased sales and ensure systematic and efficient worldwide distribution of Chinese manufactured goods. The CPTNC has formal recognition and participation of the following institutions:

1.       National Economy and Trade Committee
2.       Domestic Trade Ministry
3.       Chinese and Foreign Economic and Trade Cooperation Ministry
4.       Postal Service Bureau
5.       Electronics Industry Ministry
6.       National Industrial and Commercial Administration  Management Bureau
7.       National Census Bureau
8.       China Industrial & Commercial Bank

         The CPTNC initiative covers both consumer and industrial goods and aims to use Internet technology as its primary information and distribution medium.

         The Company and the CPTNC will establish a joint venture company located in Beijing, China, to work directly with the CPTNC. The joint venture company will develop and implement the systems, Internet applications, services and support to enable the marketing and sale of industrial and consumer goods produced in China into the U.S. as well as goods produced in the U.S. into the Chinese marketplace exclusively through Adatom.com.

         The scope of this agreement includes the establishment of an electronic business-to-business and business-to-consumer marketing, selling and distribution system with back-end factory quality and level of service standards. This electronic system will be accessible in both English and Chinese. Additional support will be provided by subsidiary CPTNC organizations including the centers for transportation, trade, Internet and method of payments.

         The implementation of this joint venture is expected to take approximately 60 days based on receipt of various China business licenses and is also subject to submission of a mutually acceptable business plan.

EMPLOYEES

     As of December 31, 1999, the Company had 37 full-time employees and 6 part-time employees. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good. As of March 20, 2000, we had 41 full-time employees and 8 part-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently leases approximately 8,000 square feet of office space in Milpitas, California for its offices pursuant to lease agreements that provide for aggregate monthly rent of approximately $18,600. These leases end on May 31,

2000. The Company believes that additional office space will be needed for the future needs of the Company and that rental expense will increase.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 11, 1999, the Company held a special stockholders meeting in connection with approval of the merger of Adatom,Inc. with and into HealthCore, the Company's predecessor and to vote on other matters. The vote was as follows:

1.       Approval of the merger:

                                                                 Broker
         For               Against           Abstain             Non-Votes
         3,090,190         None              None                None

In addition, the stockholders of the Company voted on the following items at its meeting:

2.       Approval of the 1999 Stock Option Plan

                                                                Broker
         For                Against          Abstain            Non-Votes
         3,090,190          28,000           None               None

3. Approval of termination of Amended and Restated Escrow Agreement by and among American Stock Transfer & Trust Company, HealthCore and certain stockholders of HealthCore dated July 31, 1997

                                                                Broker
         For                Against          Abstain            Non-Votes
         951,190            None             None               None

The third item, approval of termination of Amended and Restated Escrow Agreement by and among American Stock Transfer & Trust Company, the Company and certain stockholders did not receive the approval of at least two thirds of the shares of Class A Common Stock outstanding on the record date excluding all shares of Class A Common Stock held by escrow stockholder whether or not those shares are subject to the Escrow Agreement.

Subsequently the termination of the Escrow Agreement was accomplished by written consent of at least two-thirds of the outstanding shares of common stock of the Company, other than shares held by Escrow Stockholders on January 6, 2000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Between October 14, 1997, the date of the Company's initial public offering (the "IPO"), and November 5, 1999 the Company's Units, each Unit consisting of one share of Common Stock and one Warrant, have traded on the Nasdaq SmallCap Market under the symbol HMSIU. Since November 5, 1999 the units have traded under the symbol ADTMU. The Company's Common Stock and Warrants (referred to as "Class A Common Stock" and "Class A Warrants," respectively, prior to the merger with Adatom, Inc.) traded on the Nasdaq SmallCap Market under the symbols HMSI and HMSIW, respectively, between February 10, 1998 and November 5, 1999. Since November 5, 1999 they have traded under the symbols ADTM and ADTMW respectively. The following sets forth the high and low bid prices of the Common Stock for the two fiscal years ended December 31, 1998 and 1999 as reported by The Nasdaq Stock Market, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                         ___________BID PRICES_____________

                                         _____HIGH_____          _____LOW_____

Year ended December 31, 1999

First Quarter                                  3.06                  0.60
Second Quarter                                 3.88                  1.00
Third Quarter                                  2.94                  2.06
Fourth Quarter                                 8.63                  2.31

Year ended December 31, 1998

First Quarter                                  3.25                  3.25
Second Quarter                                 2.00                   .63
Third Quarter                                  1.13                   .63
Fourth Quarter                                 1.31                  0.69

         (a) The Company's Common Stock did not begin trading separately on the Nasdaq Small Cap Market until February 10, 1998.

         (b) As of March 23, 2000, the Company had 69 holders of record of its Common Stock.

         (c) During the quarter ended December 31, 1999, the remaining net proceeds from the Company's IPO, which was approximately $1,800,000 on September 30, 1999 were used (i) to make principal and interest payments in the amount of approximately $43,000 on capital leases; and (ii) for working capital purposes.

         (d) The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain all earnings, if any, for use in the expansion of the Company's business. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

         (e) Sales of securities not registered under the Securities Act of 193 occurred as follows during the reporting period:

         (i) In July 1999, Jesup & Lamont Acquisition Corp. loaned Adatom, Inc. $500,000 pursuant to a convertible note. The note was convertible immediately prior to the merger with the Company into 4.74% of the outstanding common stock of Adatom, Inc. Jesup & Lamont Securities Corporation received a warrant for common stock of Adatom, Inc. in consideration of making this loan.

         In September 1999, the loan described in clause (i) above was consolidated with an additional loan of $562,000 from various clients of Jesup & Lamont Securities Corporation pursuant to convertible notes. These notes were convertible immediately prior to the Merger into an aggregate of 10.2% of the outstanding common stock of Adatom, Inc. Jesup & Lamont Securities Corporation received a warrant for common stock of Adatom, Inc. in consideration for arranging these loans.

         As a result of the merger of Adatom, Inc. into the Company, the lenders received an aggregate of 517,983 shares of common stock of Adatom, Inc., which at the time of the Merger converted into an aggregate of 1,124,023 shares of common stock of the Company. The warrants held by Jesup & Lamont Securities Corporation become warrants for an aggregate of 312,402 shares of common stock of the Company with a term of five years and at an exercise price of $0.99 and $1.00.

         The foregoing transactions were done under Section 4(2) of the Securities Act of 1933 based, INTER ALIA, on representations and warranties made by the investors, the small numbers of investors solicited and the absence of any advertising or general solicitation in the process of raising funds.

                  (ii) In October 1999, Adatom, Inc. issued to Richard Barton, who was at that time the CEO of Adatom, Inc. and after the merger with the Company became the CEO of the Company, 1,800,000 shares of common stock for $1,800,000. Adatom, Inc. used the proceeds of this sale to repay loans Mr. Barton had made to the Company for working capital since 1998 in an aggregate amount of $1,800,000. This transaction was done under Section 4(2) of the Securities Act of 1933 based, INTER ALIA, on representations and warranties made by Mr. Barton, the fact that he was the only person involved in the transaction and the absence of any advertising or general solicitation in the conversion process.

                  (iii) In October 1999, Adatom, Inc. issued 172,828 shares of its common stock to Neal Polan, who was then the President of the Company, in consideration of his entering into an employment agreement with the Company for services following the Merger and executing a promissory note in favor of the Company in the amount of $320,760. (This note was subsequently forgiven pursuant to its terms when Mr. Polan resigned from all of his positions with the Company in March 2000.) This transaction was done under Section 4(2) of the Securities Act of 1933 based, INTER ALIA, on representations and warranties made by Mr. Polan, the fact that he was the only person involved in this transaction and the absence of any advertising or general solicitation.

                  (iv) In October 1999, the Company issued 28,400 shares of common stock to Mr. Polan in consideration for his surrender to the Company of a warrant to purchase 142,000 shares of common stock of the Company. This transaction was done under Section 4(2) of the Securities Act of 1933 based, INTER ALIA, on representations and warranties made by Mr. Polan, the fact that he was the only person involved in the transaction and the absence of any advertising or general solitation in the conversion process.

                  (v) In October 1999, Adatom, Inc. issued 179,497 shares of common stock to Hamilton Richardson & Associates (HRA) for services rendered in connection with the Merger and the raising of capital. This transaction was done under Section 4(2) of the Securities Act of 1933 based, INTER ALIA, on representations and warranties made by HRA, the fact that HRA and one other entity were the only entities involved in the transaction and the absence of any advertising or general solicitation.

                  (vi) In October 1999, Adatom, Inc. issued 146,862 shares of its common stock to ValueAdd Financial Corporation (VFC) for services rendered in connection with the Merger and the raising of capital. This transaction was done under Section 4(2) of the Securities Act of 1933, based, INTER ALIA, on representations and warranties made by VFC, the fact that VFC and one other entity were the only entities involved in the transaction and the absence of any advertising or general solicitation.

                  (vii) In November 1999, the Company entered into an agreement with Continental Capital & Equity Corporation (Continental) for various market advisory services. In connection with this agreement, the Company granted Continental a warrant to purchase 230,000 for a period of up to one year after the warrants are first registered under the Securities Act of 1933 at an exercise prices of between $4.00 and $9.10. This transaction was done under
Section 4(2) of the Securities Act of 1933, based, INTER ALIA, on representations and warranties made by Continental, the fact that Continental was the only entity involved in such an agreement and the absence of any advertising or general solicitation.

                  (viii) During the fourth quarter of 1999, seven ex-employees and ex-directors of the Company exercised stock options granted to them under one of the Company's stock option plans which were about to expire. The total number of shares of common stock issued to these ex-employees and ex-directors was 233,750 and the exercise prices ranged from $0.10 per share to $1.09 per share. These exercises were done under Section 4(2) of the Securities Act of 1933 based, INTER ALIA, on representations and warranties made by the optionees, the small number of optionees involved and the absence of any advertising or general solicitation in the option grant and exercise process.

                  (ix) In February 2000, the Company issued 172,057 shares of common stock to Richard Barton in consideration of the cancellation by him of loans made by him to the Company in the aggregate principal amount of $500,000. This transaction was done under Section 4(2) of the Securities Act of 1933 based, INTER ALIA, on representations and warranties made by Mr. Barton, the fact that he was the only person involved in the transaction and the absence of any advertising or general solicitation in the conversion process.

                  (x) In March 2000, the Company issued two million shares of common stock to a small number of outside investors yielding proceeds of $4 million. This transaction was done under Section 4(2) of the Securities Act of 1933 based, INTER ALIA, on the representations and warranties made by the investors, the fact that such investors were almost exclusively the only parties to which the stock was offered and sold and the absence of any advertising or general solicitation in the process.

                  (xi) In March 2000, the Company agreed to issue warrants to purchase up to 5 million shares of common stock to Dr. Victor Nee. Dr. Nee assisted with the negotiation of the CPTNC agreement discussed in the "Description of Business" section of this report. Most of these warrants are not issuable until various investment and/or profitability benchmarks are met for the China joint venture. The issuance of all of the warrants is also subject to stockholder approval. When issued, the Company believes that this transaction will qualify for the exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

GENERAL

         The Company has created an Internet-based retail system, www.adatom.com superstore, where most goods flow directly from suppliers to the consumers. The Company also outsources warehouse facilities for stocking certain products and filling demand from this inventory where it is more practical to do so. The system attempts to reduce costs and expenses by removing the need for middlemen. In addition to its superstore site, Adatom provides ancillary services such as website development, administrative support and e-commerce infrastructure to other retailers who desire to sell their products on the Internet. The Company's revenues are derived principally from the sale of goods to consumers and businesses. All sales and their corresponding expenses are recognized as revenues when the goods are shipped to the customer.

         During the fiscal year ended December 31, 1999, the Company's primary activities consisted of building brand name recognition through the superstore with affiliate programs, agreements with web shopping portals, an advertising campaign launched in October 1999, and promotions, including free shipping on orders placed during the 1999 holiday season.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Additionally, the following table indicates quarterly user sessions, orders received, and revenue beginning with the fourth quarter of 1998 when the Company launched its website.

--------------------------------------------------------------------------------
                                                No. of Orders
                            User Sessions          Received         Revenue
--------------------------------------------------------------------------------
4th Quarter 1998                53,490               179            $62,731
--------------------------------------------------------------------------------
1st Quarter 1999                62,743               271            $99,955
--------------------------------------------------------------------------------
2nd Quarter 1999               366,607              1,611           $161,255
--------------------------------------------------------------------------------
3rd Quarter 1999               517,548              1,533           $221,045
--------------------------------------------------------------------------------
4th Quarter 1999              1,078,633             6,547           $473,745
--------------------------------------------------------------------------------

         While the Company started with a small base of 53,490 user sessions during the fourth quarter 1998 the actual increase of over 1,000,000 user session fourth quarter to fourth quarter shows a percentage growth of over 1,900%. Most encouraging is the steady quarter over quarter growth in both the user sessions and in the revenue. During 1999 the revenue as a percentage has increased from a low of 37% to a high of 114% quarter over quarter. The Company's revenues for the first quarter of 2000 will most likely be below fourth quarter 1999 levels due in large part to the seasonality of the retail business.

RESULTS OF OPERATIONS:

         FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1999. Revenues of approximately $956,000 were generated during the fiscal year ended December 31, 1999; an increase of approximately 229.7% compared to revenues of approximately $290,000 during the fiscal year ended December 31, 1998. The increase was due to the launch of marketing programs including affiliate programs, agreements with web shopping portals, an advertising campaign launched in October 1999, and promotions, including free shipping on orders placed during the 1999 holiday season. At December 31, 1999, the Company had a backlog of orders received from customers, which had not yet shipped, totaling 1,135 orders for approximately $205,000. Management expects that the revenue related to these orders will be recognized in early 2000 when the orders are shipped to customers.

         Gross profit decreased 77.1% from approximately $48,000 in 1998 to $11,000 in 1999. During the 1999 holiday shopping season, the Company offered free shipping on orders to build the customer base and brand name recognition, and to be competitive in the e-tail market place. The promotion was successful in increasing order volume. The freight costs incurred during this promotion and the need to use alternative sources at higher prices for some products to fill the spike in demand reduced gross profit resulting in the decrease in gross profit from 1998. Management anticipated this impact and believed that the expected increase in customers, customer satisfaction, and brand name recognition justified the cost incurred.

         Selling, general, administrative and web development expenses increased by approximately 216.% from approximately $1,322,000 in 1998 to approximately $4,183,000 in 1999. This amount is exclusive of a non-cash charge, which will be explained, in greater detail below. This increase in 1999 over 1998 is primarily as a result of increased salaries and related expenses due to increased headcount to handle the business growth, increased advertising and promotions to grow business volume, and costs of $429,000 related to the Merger. The following table depicts staffing levels at quarter ending dates in 1999. Staffing increased from seven total employees on December 31, 1998 to 43 total employees on December 31, 1999. This is an increase of over 500%

-----------------------------------------------------------------------------------------
                                            Q1 1999     Q2 1999     Q3 1999    Q4 1999
-----------------------------------------------------------------------------------------
Total Employees (both full and part time)      9           14          30         43
-----------------------------------------------------------------------------------------

         The compensation increases were mainly attributable to the addition of executive and middle management positions including a Chief Technology Officer, Vice President of Operations, Controller, and other staff positions.

         The compensatory charge of $8,542,000, which occurred during 1999, and not at all in 1998, was related to the issuance of common stock and non-employee stock options. This charge relates to the following:

         (i) in October 1999 the Chairman of the board of Adatom,Inc purchased 1,800,000 shares of Adatom, Inc which were subsequently converted in the Merger into 3,815,000 shares of common stock of the Company. The proceeds from the sale of these shares was used to repay loans to the Chairman in an aggregate principal amount of $1,800,000. The Company recognized a charge to operations for the difference between the estimated fair value of the stock and the amount of the note repaid, or $7,469,000;

         (ii) in connection with the merger between the Company and Adatom, Inc. Adatom,Inc. entered into an agreement with HealthCore's chairman of the board that provided among other things, that he receive 175,828 shares of Adatom, Inc. common stock, which was subsequently converted into 350,000 shares of common stock of the Company, in exchange for a note payable which was cancelable at the earlier of his resignation from the Company or six months from October 12, 1999. Since there was no risk of forfeiture, the Company recognized a charge to operations for the estimated fair value of the stock of $851,000;

         (iii) in connection with the conversion of 142,000 warrants into 28,400 shares of common stock, the Company recognized a charge of $69,000; and

         (iv) in accordance with the Company's Stock option plan, non-employee consultants were issued stock options. Since they are not employees, operations has been charged for the estimated fair value of the options granted or $153,000.

         Other income (expense) decreased approximately 97.4% to approximately $3,000 in 1999 from approximately $118,000 in 1998.

         Net loss increased by approximately 999.6% from approximately $1,156,000 in 1998 to approximately $12,711,000 in 1999. The table below shows the major changes in cost from 1998 to 1999. The $8,542,000 is described above. In addition the payroll cost increased from $257,000 in 1998 to $961,000 in 1999. That is an increase of 274%. There is the one time Merger cost of $429,000 and there was an increase of $890,000 in advertising and promotion which includes affiliate costs.

--------------------------------------------------------------------------------------
                                     1999        1998         Difference     % Change
--------------------------------------------------------------------------------------
Payroll                            961,000      257,000        704,000        273.9%
--------------------------------------------------------------------------------------
Merger Costs                       429,000         0           429,000
--------------------------------------------------------------------------------------
Issuance of compensatory Common
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Stock                       8,542,000        0         8,542,000
--------------------------------------------------------------------------------
Advertising & Promotion     1,084,000     194,000       890,000         458.8%
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         The Company utilized capital resources primarily for general corporate purposes and to support anticipated growth. At December 31, 1999, the Company had cash of approximately $109,000.

         Since its inception, the business of Adatom, Inc. has incurred significant losses, and as of December 31, 1999, had an approximate accumulated deficit of $14,653,000. As a result, there is an uncertainty about the Company's ability to continue as a going concern, which was stated in this Auditor's report. The Company is expected to incur substantial operating losses for the foreseeable future due to a high level of expenditures in the areas of operations, website development and other investments designed to enhance the Company's products and services and maintain Internet capabilities. The Company intends to substantially increase marketing and promotional spending in an effort to increase revenues. However, we can not be sure that the Company will generate sufficient revenues to ever achieve profitability or otherwise sustain its profitability in the future.

         The operations of the Company are still subject to all the risks inherent in the establishment of a new business enterprise, including the absence of a substantial operating history. The likelihood of the success of the Company must be considered in light of the uncertainties, expenses, and delays frequently encountered in connection with the development of any new business.

         Net cash used in operating activities was approximately $2,972,000 for 1999. Net cash used in operating activities primarily consisted of the Company's net loss of approximately $12,711,000 including the $8,542,000 non-cash adjustment relating to certain stock and option transactions during 1999. Additionally, accounts payable increased by $1,407,000, and other uses of cash and non-cash items netted to a reduction of $210,000 resulting in a Net Cash used in operations of approximately $2,972,000.

         Net cash used in investing activities was approximately $450,000 for 1999. The Company's uses of cash in investing activities related to acquisition of fixed assets of $110,000 and website development cost of $340,000.

         Net cash from financing activities was approximately $3,440,000 for 1999. The Company's receipt of cash from financing activities came from three primary sources. The first was loans from stockholders for $836,000, the next was the cash received in the Merger of $1,527,000 and the last was proceeds from convertible notes of $1,040,000.

         The Company is dependent upon raising additional capital to finance its current operations and future plans for expansion. At June 30, 1999, Adatom, Inc. owed Richard Barton the President and C.E.O. approximately $1,800,000 for working capital loans made by Mr. Barton to Adatom. Prior to the Merger, Mr. Barton purchased shares of stock of Adatom, Inc. and the proceeds of this purchase were used to repay the loan to him. In late August and early September, Mr. Barton loaned Adatom, Inc. an aggregate principal amount of $225,000, which was used for working capital purposes and repaid in October after the consummation of the Merger. The interest rate on these loans was 7 percent per annum.

         Additionally, on December 3rd and 29th 1999, Mr. Barton, the President and CEO, made short-term non-interest bearing loans to the Company in the amounts of $200,000 and $300,000, respectively, for working capital purposes. Mr. Barton also made an additional non-interest bearing loan on February 1, 2000 in the amount of $200,000, also for working capital purposes. In February 2000, Adatom.com issued 172,057 shares of Common Stock to Mr. Barton in settlement of $500,000 of these notes payable. In March 2000 the remaining $200,000 was repaid. Mr. Barton does not intend to make loans to the Company in the future.

         On March 2, 2000, the Company executed documents for a private placement of two million shares of common stock yielding proceeds of $4 million. The sale was made to several accredited investors. Adatom will use the proceeds for working capital, including the payment of accrued liabilities of approximately $1.5 million, and a sales and marketing campaign focusing on its business-to-business offering, Adatom's E-commerce Solution (AESP), as well as to create further consumer awareness of its Web site, www.adatom.com. The Company further estimates that it will require an additional minimum of at least $12,000,000 to adequately implement its business plan and sustain and expand its sales and marketing activities through December 31, 2000. The Company cannot be sure that it will be able to raise this money.

         Additional funds will be needed, particularly in light of the existence of a number of well-financed competitors. Adequate funds for these and other purposes on terms acceptable to the Company, whether through additional equity financing or other sources, may not be available when needed or may result in significant dilution to existing stockholders. Furthermore, the Company's lack of tangible assets to pledge as security for debt financing could prevent the Company from obtaining bank or similar debt financing. Failure to obtain adequate financing would have a material adverse effect on the Company and could result in cessation of the Company's business.

         At this time the Company anticipates that an investment of $20,000,000 will be needed to fund the CPTNC, joint venture. The Company is attempting to raise these funds through the sale of equity but can not provide any assurance that it will be able to raise these funds.

RISK FACTORS

         Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and stockholder values of the company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company do not have any intention or obligation to update forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading. For those statements, the Company is relying on the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors could affect the future results of the company, and could cause results to differ materially from those expressed in such forward-looking statements.

     THE COMPANY HAS A HISTORY OF LOSSES AND EXPECTS CONTINUED LOSSES FOR THE FORESEEABLE FUTURE. Adatom, Inc was incorporated in October in 1996 but did not begin to generate any Internet revenues until October 1998. Accordingly, the Company has only a limited operating history upon which to evaluate our business and prospects. The Company will encounter risks and difficulties that are frequently encountered by early stage companies in new and rapidly evolving markets. Many of these risks are described in more detail in this section. If the Company is unsuccessful in addressing these risks and uncertainties, its business, results of operations and financial condition will be harmed. The Company has incurred significant losses, and as of December 31 1999, had an approximate accumulated deficit of $14,653,000. There is an uncertainty about its ability to continue as a going concern. The Company incurred net losses of $12,711,000 for the year ended December 31, 1999 and $1,156,000 for the year ended December 31, 1998. The Company anticipates its losses will increase from current levels because we intend to substantially increase our costs and expenses related to:

- brand development, marketing and other promotional activities to increase our revenue;
- the expansion of our inventory management and order fulfillment infrastructure;
- the continued development of our Web site, transaction-processing systems and network infrastructure;
-  the expansion of our product offerings and Web site content; and
-  strategic relationship development.

 Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels. If the Company does achieve profitability, it cannot be certain that it would be able to sustain or increase profitability on a quarterly or annual basis in the future. The Company is an early stage company and expects to incur substantial operating losses for the foreseeable future as it incurs significant operating expenses and research and development expenses and makes investments, to enhance its line of products and services and establish Internet capabilities. The Company may never generate sufficient revenues to achieve profitability. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

         THE COMPANY WILL NEED ADDITIONAL FINANCING TO FUND ITS BUSINESS AND THE FAILURE TO OBTAIN FINANCING WOULD MOST LIKELY RESULT IN CESSATION OF ITS BUSINESS. The Company is dependent upon raising additional capital for working capital and to finance its future plans for expansion. Based on current market conditions, the Company currently has on hand working capital to sustain its business for approximately three or four months. The Company further estimates that it will require a minimum of $12,000,000 to adequately implement its business plan and sustain and expand its sales and marketing activities through December 31, 2000. Adatom.com, Inc. has experienced negative cash flow from operations from its inception and expects to experience significant negative cash flow from operations for the foreseeable future. The Company needs additional funds to sustain and expand its sales and marketing activities and its marketing arrangements, particularly if there is a shift in the type of Internet services that are developed and ultimately receive customer acceptance. Adequate funds for these and other purposes on terms acceptable to us, whether through additional equity financing, debt financing or other sources, may not be available when needed or may result in significant dilution to existing stockholders. Failure to obtain financing would most likely result in cessation of our business. Our lack of tangible assets to pledge has to date prevented us from obtaining bank or similar debt financing, and will probably continue to do so in the future. In their reports on the audits of Adatom.com's financial statements for each of the years in the two-year period ended December 31, 1999, our independent auditors included an explanatory paragraph in each of their reports because of the uncertainty that Adatom.com could continue in business as a going concern. Unless it raises additional capital, the Company expects it will exhaust the $4 million received from the recent sale of the Company's securities in approximately four months. Any raise of additional capital will dilute all stockholders of the Company.

         THE COMPANY DEPENDS HEAVILY UPON MARKETING ARRANGEMENTS. WITHOUT THEM, ITS BUSINESS WILL BE ADVERSELY AFFECTED. The Company relys heavily on certain marketing arrangements with other companies that have websites to attract shoppers to purchase our products. Adatom.com has entered into marketing arrangements with a number of existing organizations with a definable user base. Our ability to generate revenues from online commerce depends, among other things, upon the increased traffic, purchases, advertising and sponsorships that it generates through our marketing arrangements. The Company cannot be sure that other companies will continue these relationships with it, or, if continued that they will be on terms favorable to it. Our inability to enter into new marketing arrangements or to maintain our existing arrangements would have a material adverse effect on us.

         THE COMPANY RELIES ON SUPPLIERS FOR ITS RETAIL MERCHANDISE AND SHIPMENTS TO CUSTOMERS. LOSS OF THESE RELATIONSHIPS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. Our current suppliers may not continue to sell merchandise to us on current terms. We may not be able to maintain our current arrangements with suppliers or be able to establish new or extend current supplier relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. Loss of these relationships could have a material adverse effect on us. The Company also relies on most of its suppliers to process and ship merchandise directly to customers and where required to install merchandise on our customers premises. The Company has limited control over the shipping procedures of its suppliers, and shipments by these suppliers have at times been subject to delays. If the quality of service provided by such suppliers falls below a satisfactory standard or if our level of returns exceeds our expectations, our business will be materially adversely affected.

     OUR FUTURE OPERATING RESULTS ARE UNPREDICTABLE AND FLUCTUATIONS IN OUR QUARTERLY RESULTS MAY CAUSE VOLATILITY IN OUR STOCK VALUATION. As a result of our limited operating history, it is difficult to accurately forecast our net sales and we have limited meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our operating plans and estimates of future net sales, and our expenses are to a large extent fixed. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive. As a result, the Company may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. The Company may also be unable to increase its spending and expand its operations in a timely manner to adequately meet customer demand to the extent it exceeds its expectations. The Company expects to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside of its control which, include without limitation:
- our ability to attract new customers at reasonable cost and at a steady rate, retain existing customers, or encourage repeat purchases and maintain customer satisfaction;
- decreases in the number of visitors to our Web site or our inability to convert visitors to our Web site into customers;
-  seasonality;
-  our ability to manage inventory levels and to manage fulfillment operations;
- our inability to adequately maintain, upgrade and develop our Web site, transaction-processing systems or network infrastructure;
- the announcement or introduction of new sites, services and products by our competitors;
-  price competition in the industry;
-  the level of merchandise returns experienced by us;
-  the level of traffic on our web site;
-  fluctuations in the amount of consumer spending;
- the termination of existing, or failure to develop new, strategic marketing relationships pursuant to which we receive exposure to traffic on third-party Web sites;
-  increases in the cost of online or offline advertising;
- our ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner or retain existing personnel;
- the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure;
- unexpected increases in shipping costs or delivery times, particularly during the holiday season;

- the level of use of the Internet and online services and increasing consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by us;
-  technical difficulties, system downtime or Internet brownouts;
-  changes in gross profit margins or product mix;
- effects of acquisitions and other business combinations and related integration issues;
- failure to maintain good relationships with our business partners and suppliers;
-  government regulations related to use of the Internet for commerce;
- general economic conditions and economic conditions specific to the Internet, online commerce.

A number of factors will cause our gross margins to fluctuate in future periods, including the mix of product sold by us, inventory management, inbound and outbound shipping and handling costs, the level of product returns and the level of discount pricing and promotional activity. Any change in one or more of these factors could materially and adversely affect our gross margins and operating results in future periods. The Company expects that it will experience seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns. Internet usage and the rate of Internet growth may be expected to decline during the summer. Further, sales in the traditional retail industry are significantly higher in the fourth calendar quarter of each year than in the preceding three-quarters. Due to the foregoing factors, The Company believes that quarter-to-quarter comparisons of its operating results are not a good indication of its future performance. Additionally it is likely that in one or more future quarters our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our Common Stock would likely be materially adversely affected.

         THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY MANAGE THE GROWTH OF ITS BUSINESS. Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. The Company continues to increase the scope of its operations and has grown the headcount substantially. At December 31, 1998, The Company had a total of 7 employees full and part time combined and at December 31, 1999, it had a total of 43 employees full and part time combined. This growth has placed, and our anticipated future operations will continue to place, a strain on our management, information systems and resources. As a result, during 2000, the Company intends to increase its headcount and to install new ERP systems with new Accounting and Financial Reporting Systems. The Company anticipates expanding its financial and management information systems to accommodate new data. If the Company fails to successfully implement and integrate its new financial reporting and management information systems with its existing systems or if we are not able to expand these systems to accommodate our growth, we may not have adequate, accurate or timely financial information. Our failure to have such information would hinder our ability to manage our business and operating results. If we grow rapidly, we will face additional challenges in upgrading and maintaining our financial and reporting systems. A failure to successfully implement and integrate these systems would adversely affect our business. The Company expects that it will need to continue to improve its financial and managerial controls and reporting systems and procedures. In addition, the Company will need to continue to expand, train and manage its already growing employee base. Furthermore, the Company expects that it will be required to manage multiple relationships with various vendors and other third parties. To manage the expected growth of our operations and personnel, the Company will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls. Further, the Company will be required to maintain and expand its relationships with various merchandise manufacturers, distributors, Internet and other online service providers and other third parties necessary to its business. If the Company is unable to manage growth effectively, its business will be materially adversely affected.

         IF THE COMPANY EXPERIENCES PROBLEMS WITH OUR THIRD-PARTY SHIPPING SERVICES, THE COMPANY COULD LOSE CUSTOMERS. The Company relies upon third-party carriers, primarily UPS, for product shipments, including shipments to and from its warehouse. The Company is therefore subject to the risks, including employee strikes and inclement weather associated with these carriers' ability to provide delivery services to meet its shipping needs. In addition, failure to deliver products to our customers in a timely manner would damage our reputation and brand identity.

         THE LOSS OF KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON US. Our performance will be substantially dependent on the continued services and on the performance of our senior management, particularly Richard Barton, President, Chief Executive Officer, and Chairman of the Board, and Sridhar Jagannathan, Chief Technical Officer and Executive Vice President. Two of our senior management team joined us during the last half of 1999. They are the Controller and the Vice President of Operations. Our future success depends on these officers effectively working together with our original management team. Other than the President none of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. The Company does not have any "key person" life insurance policies covering any of its employees. Our performance depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on us. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled officers and technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and the Company may not be able to successfully attract, assimilate or retain sufficiently qualified personnel. This inability could have a material adverse effect on us.

         WE MAY BE UNABLE TO PROTECT OUR TRADEMARKS AND PROPRIETARY RIGHTS WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We regard our copyrighted material, service marks, trademarks, trade secrets, and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have the registered trademarks "Adatom" and "Discovering New Shopping Dimensions" in the United States and have a trademark application pending for the mark "Adatom Home Dimensions." The Company cannot be sure that it will be able to secure significant protection for these trademarks. It is possible that competitors of Adatom.com or others will adopt product or service names similar to "Adatom" and our other trademarks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. We generally have entered into agreements containing confidentiality and non-disclosure provisions with our employees and consultants and limit access to and distribution of our software, documentation and other proprietary information. We cannot be sure that the steps taken by us will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. Notwithstanding the precautions taken by us, it might be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford us little or no effective protection of our intellectual property. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In the future, we may also need to file lawsuits to enforce our intellectual property rights, protect our trade secrets, and determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on us. We also rely on a variety of technology is licensed from third parties, including our database and Internet server software, which is used in our web site to perform key functions. These third party technology licenses may not continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing our proprietary software enhancements and new developments until equivalent technology could be identified, licensed or developed and integrated. Any such delays would have a material adverse effect on us.

         PROTECTION OF DOMAIN NAME IS UNCERTAIN. We currently hold various Web domain names relating to our brand, including the "ADATOM.com" domain name. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the current exclusive registrar for the ".com", ".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change. Such changes in the United States are presendly expected to include a transition from the current system to a system that is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

         WE MAY EXPERIENCE CAPACITY CONSTRAINTS DUE TO OUR RELIANCE ON INTERNALLY DEVELOPED TRANSACTION-PROCESSING SYSTEMS. If we suffer any system interruptions that result in the unavailability of our store on the Internet or reduced order fulfillment capability, such interruptions would reduce the volume of goods sold and the attractiveness of our product offerings. We have experienced periodic system interruptions, which we believe will continue to occur from time to time. The satisfactory performance, reliability and availability of our store on the Internet, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels. Our revenues depend on the number of visitors who shop at our store on the Internet and the volume of orders we fulfill. There will be a significant need to upgrade the capacity of our store on the Internet in order to handle thousands of simultaneous shoppers. Our inability to add additional software and hardware or to develop and upgrade further our existing technology, transaction-processing systems or network infrastructure to accommodate increased traffic on our store on the Internet or increased sales volume through our transaction-processing systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service and impaired quality and speed of order fulfillment, any of which could have a material adverse effect on us.

         OUR BUSINESS MAY SUFFER IF OUR SYSTEMS FAIL OR IF THE SYSTEMS OF OUR BUSINESS PARTNERS FAIL. We presently have limited redundant systems. We do not have a complete disaster recovery plan and carry limited business interruption insurance to compensate us for losses that may occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. Our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. In addition, any disruptions of those web sites or at the web sites of other companies where we market goods or have a website link could have a material adverse effect on us and the volume of sales generated. The occurrence of any of the foregoing risks could have a material adverse effect on us.

         IF WE ARE NOT ABLE TO SUSTAIN RAPID TECHNOLOGICAL CHANGES, OUR BUSINESS MAY SUFFER. We may not successfully use new technologies effectively or adapt our proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. Our failure to adapt in a timely manner for technical, legal, financial or other reasons, to changing market conditions or customer requirements, could have a material adverse effect on us. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online stores. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing store on the Internet and proprietary technology and systems obsolete. Our success will depend, in part, on our ability to license leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

         YEAR 2000 UPDATE. Through the first two and one half months of the calendar year 2000, we have not experienced any significant problems associated with the Year 2000 issue. Although it appears that the Year 2000 issue will not have a significant adverse affect on us, we continue to monitor the Year 2000 compliance of our internal systems. Undetected errors in our internal systems that may be discovered in the future could have a material adverse affect on our business, operating results or financial condition.

         OUR BUSINESS STRATEGY REQUIRES CONTINUED GROWTH OF ONLINE COMMERCE. IF ON-LINE COMMERCE DOES NOT CONTINUE TO GROW, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED. Our future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and online services as a significant medium of commerce by consumers. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon, and we can not be sure that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and online services as a medium of commerce. We rely on consumers who have historically used traditional means of commerce to purchase merchandise. For us to be successful, these consumers must accept and utilize novel ways of conducting business and exchanging information. Moreover, critical issues concerning the commercial use of the Internet, such as ease of access, security, privacy, reliability, cost and quality of service, remain unresolved and may affect the growth of Internet use or the attractiveness of conducting commerce online. In addition, the Internet and online services may not be accepted as a viable commercial marketplace for reasons relating to the adequacy of technology. To the extent that the Internet and online services continue to experience significant growth, we can not be sure that the infrastructure of the Internet and online services will prove adequate to support increased user demands. Difficulties with the telecommunications used to support the Internet or online services also could result in slower response times and adversely affect usage of the Internet.

         OUR MARKETS ARE HIGHLY COMPETITIVE The online commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new Web sites at a relatively low cost. We currently or potentially compete with a variety of other companies, including:

- major "brick and mortar" retailers such as Macys, J.C. Penney's, Nordstrom's, and Target;
- online efforts of these traditional retailers, including the online stores operated by Macy, J. C. Penny, Toys R Us, and Wal-Mart:
-  catalog retailers;
- vendors or manufacturers that currently sell certain of their products directly online, such as Mattel;
- other online retailers such as Amazon.com, Taydo.com, Furniture.com, CDnow, Beyond.com and Reel.com;
- on line stores that have a presence on Internet portals and online service providers that feature shopping services, such as AOL, Yahoo!, Excite and Lycos;
-  various online retailers.

Many of our current and potential traditional store-based and online competitors have longer operating histories, larger customer or use r bases, greater brand recognition and significantly greater financial, marketing and other resources than us. Many of these current and potential competitors can devote substantially more resources to Web site and systems development than we can. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Many of our competitors may be able to secure merchandise from manufacturers on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies, and devote greater resources to marketing than we can. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet. Our online competitors are able to use the Internet as a marketing medium to reach significant numbers of potential customers. Finally, new technologies and the expansion of existing technologies, such as price comparison programs that select specific titles from a variety of Web sites may direct customers to other online retailers, and may increase competition. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. New technologies and the expansion of existing technologies may increase the competitive pressures on us.

         WE MAY ENTER NEW BUSINESS CATEGORIES We may choose to expand our operations by developing new departments or product categories, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of new or complementary businesses, products or technologies. We may not be successful in our efforts to expand our operations, and potential customers may not react favorably to these efforts. Furthermore, any new department or product category that is launched by us but not favorably received by consumers could damage our brand or reputation. An expansion of our business in this manner would also require significant additional expenses, expose us to additional inventory risk and development, operations and editorial resources and would strain our management, financial and operational resources and subject us to increased inventory risk.

         WE FACE FULFILLMENT OPERATIONS RISKS Our success depends on our ability to rapidly scale our fulfillment operations in order to accommodate a significant increase in customer orders. Our current fulfillment operations are not adequate to accommodate significant increases in customer demand that may occur during the fourth calendar quarter of 2000. We must also be able to rapidly scale our fulfillment operations and information systems to accommodate significant increases in demand, which may require us to automate tasks that are currently performed manually. If we do not successfully scale our fulfillment operations to accommodate demand generally and, in particular, increased demand during the fourth calendar quarter of each year, due to the seasonal nature of our business, our business will be adversely affected.

         OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED IF THE SECURITY MEASURES WE HAVE IMPLEMENTED TO PROTECT CONFIDENTIAL INFORMATION PROVE TO BE INADEQUATE. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the algorithms used by us to protect customer transaction data. Any compromise of our security could have a material adverse effect on our reputation and us. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may be required to expend significant additional capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our business may be adversely affected if our security measures do not prevent security breaches and we cannot assure that we can prevent all security breaches.

         CREDIT CARD FRAUD. During 1999 the Company has suffered less than $4,000 as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with the transactions we process, that merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions would adversely affect our business.

         GROWING CONCERNS ABOUT THE USE OF "COOKIES" AND DATA COLLECTION MAY LIMIT OUR ABILITY TO DEVELOP USER PROFILES. Our current technology uses small files of information, commonly known as "cookies", on a users hard drive to collect information about our customers' movements through our Website. Most Internet browsers allow users to modify their browsers settings to prevent cookies from being stored on their hard drive, and small minorities of users are currently choosing to do so. Users can also delete cookies from their hard drive at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies. The reduction or limitation in the use of cookies could:

-  reduce the effectiveness of our technology to gather data on our customers;
- require us to switch to other potentially less effective technology in order to gather demographic or behavioral information; and
- require us to expend financial and technological resources, originally allocated to other purposes, to create alternatives that might be unsuccessful.

         THE COMPANY MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION. Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing, content, copyrights, distribution and quality of products and services. We are not currently subject to regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have a material adverse effect on us. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve. In addition, as our service is available over the Internet in multiple states and foreign countries, and as we sell to numerous consumers residing in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. We could be subject to taxes and penalties for failure to qualify as a foreign corporation in a jurisdiction where we are required to do so. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on us.

         THE COMPANY MAY BE SUBJECT TO SALES AND OTHER TAXES. We do not currently collect sales or other similar taxes for physical shipments of goods into states other than California. However, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us. In addition, any new operation in states outside California could subject our shipments in such states to state sales taxes under current or future laws. If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our products, it could adversely affect our business.

         THE COMPANY MAY BE LIABLE FOR INFORMATION RETRIEVED FROM THE INTERNET. Due to the fact that material may be downloaded from web sites and subsequently distributed to others, there is a potential that claims will be made against us for negligence, copyright or trademark infringement or other theories based on the nature and content of such material. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that is not covered by insurance or in excess of insurance coverage could have a material adverse effect on us.

         INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND RESULT IN THE LOSS OF SIGNIFICANT RIGHTS Other parties may assert infringement or unfair competition claims against us. We cannot predict whether third parties will assert claims of infringement against us, or whether any future assertions or prosecutions will adversely affect our business. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could adversely affect our business.

         OUR COMMON STOCK PRICE MAY BE VOLATILE The market price for our Common Stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

-  actual or anticipated variations in our quarterly operating results;
- announcements of technological innovations or new products or services by us or our competitors;
-  changes in financial estimates by securities analysts;
-  conditions or trends in the Internet and/or online commerce industries;
- changes in the economic performance and/or market valuations of other Internet, online commerce or retail companies;
- announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
-  additions or departures of key personnel;

- release of lock-up on April 12, 2000 or other transfer restrictions on our outstanding shares of Common Stock or sales of additional shares of Common Stock;
-  potential litigation.

The market prices of the securities of Internet-related and online commerce companies have been especially volatile. Broad market and industry factors may adversely affect the market price of our Common Stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

         OUR PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS COULD CONTROL STOCKHOLDER VOTES AND OUR MANAGEMENT AND AFFAIRS. Our executive officers, directors and 5% or greater stockholders, and their respective affiliates, in the aggregate, own approximately 52.5% of our outstanding common stock. As a result, they could act together to control all matters submitted to stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets). Accordingly, such concentration of ownership may delay, defer or prevent a change in control, impede a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. This could, in turn, have an adverse effect on the market price of our common stock.

         THE COMPANY MAY NOT HAVE AN ACTIVE PUBLIC MARKET FOR OUR COMMON STOCK. THE ABSENCE OF AN ACTIVE TRADING MARKET WOULD LIKELY MAKE THE COMMON STOCK AN ILLIQUID INVESTMENT. If the Company does not continue to meet the listing requirements of the NASDAQ Small Cap Market its common stock risks being delisted. If this occurs, trading in the common stock would be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the "OTC Bulletin Board Service." As a result, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of the securities.

ITEM 7.  FINANCIAL STATEMENTS

         Report of Independent Accountants of Adatom.com, Inc.

         Report of Independent Accountants of Adatom, Inc.

         Balance Sheet as of December 31, 1999

         Statement of Operations for the years ended December 31, 1999 and 1998

         Statement of Stockholders' Equity for the years ended December 31, 1999 and 1998

         Statements of Cash Flows for the years ended December 31, 1999 and 1998

This information appears in a separate section of this Report following Part
III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                 The information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than April 29, 2000 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 10          EXECUTIVE COMPENSATION

                 The information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than April 29, 2000 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 11          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than April 29, 2000 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 12          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than April 29, 2000 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) LIST OF EXHIBITS. An Exhibit Index has been filed starting on page E-1 of this Report and is incorporated herein by reference.

         (b) REPORTS ON FORM 8-K. A report on Form 8-K was filed on October 22, 1999 reporting information under Items 1, 2 and 7 of that report, and incorporating financial statements of the Company by reference to the Registration Statement on Form S-4 of Healthcore Medical Solutions, Inc. (Registration No. 333-87207, filed September 16, 1999). Amendment No. 1 to the Report was filed on November 23, 1999, reporting additional information under
Item 8 of Form 8-K.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2000                       ADATOM.COM, INC.

                                    By: /S/ RICHARD S. BARTON
                                        ----------------------------------------
                                          Richard S. Barton
                                          Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacity and as of the date indicated.

          Name                            Title                             Date
          ----                            -----                             ----
/S/ RICHARD S. BARTON
----------------------            Chairman of the Board                 March 28, 2000
 Richard S. Barton             and Chief Executive Officer
                             (principal executive officer)

/S/MICHAEL M. WHEELER
- ----------------------      Secretary, Principal Financial Officer    March 28, 2000
 Michael M. Wheeler           and Principal Accounting Officer

/S/ Sridhar Jagannathan       Director                                  March 28, 2000
- ----------------------
 Sridhar Jagannathan

/S/ Ralph K. Fraiser          Director                                  March 28, 2000
- -----------------------
    Ralph K, Fraiser

S/ Sylvia Dresner             Director                                  March 28, 2000
-------------------------
   Sylvia Dresner

 INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        -----

Report of Independent Auditors.......................................... F-2

Report of Independent Auditors.......................................... F-3

Balance Sheet as of December 31, 1999................................... F-4

Statements of Operations for the years ended December 31, 1999 and 1998. F-5

Statements of Changes in Capital Deficiency for the years ended
December 31, 1999 and 1998.............................................. F-6

Statements of Cash Flows for the years ended December 31, 1999 and 1998  F-7

Notes to Financial Statements........................................... F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Adatom.com, Inc.

We have audited the accompanying balance sheet of Adatom.com, Inc. as of December 31, 1999 and the related statements of operations, changes in capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Adatom.com, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richard A. Eisner & Company, LLP

Florham Park, New Jersey
February 11, 2000
With respect to Note K
February 23, 2000
With respect to Note A
March 15, 2000

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Adatom.com, Inc.
Milpitas, CA

We have audited the balance sheet (not included herein) of Adatom.com, Inc. (a California corporation in the development stage formerly known as Adatom, Inc.), as of December 31, 1998, and the related accompanying statements of operations, changes in capital deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the management of Adatom.com, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adatom.com, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ireland San Filippo, LLP
San Jose, California

March 18, 1999

ADATOM.COM, INC

Balance Sheet
DECEMBER 31, 1999

ASSETS
Current assets:
   Cash                                                            $    109,000
   Accounts receivable - net                                             77,000
   Notes receivable                                                     148,000
   Inventory                                                            240,000
   Prepaid expenses and other                                           155,000
                                                                   ------------
      Total current assets                                              729,000
                                                                   ------------

Other assets:
   Fixed assets, net                                                    340,000
   Website development costs, net                                       255,000
   Other assets                                                          21,000
                                                                   ------------

      Total other assets                                                616,000
                                                                   ------------

                                                                   $  1,345,000
                                                                   ============

LIABILITIES
Current liabilities:

   Accounts payable and accrued expenses                           $  1,685,000
   Current portion of obligations under capital leases                   66,000
   Customer deposits                                                    201,000
                                                                   ------------

      Total current liabilities                                       1,952,000

Long-term liabilities:
   Obligations under capital leases                                      81,000
   Note payable to stockholder                                          500,000
                                                                   ------------

      Total liabilities                                               2,533,000
                                                                   ------------

Commitment

CAPITAL DEFICIENCY
Preferred stock, $.01 par value; authorized 5,000,000 shares, issued and outstanding - none
Common stock, $.01 par value; 50,000,000 shares authorized;
   14,705,269 issued; 14,690,269 outstanding                            147,000
Additional paid-in capital                                           13,354,000
Accumulated deficit                                                 (14,653,000)
Notes receivable                                                        (21,000)
Treasury stock, at cost (15,000 shares)                                 (15,000)
                                                                   ------------
                                                                     (1,188,000)
                                                                   ------------
                                                                   $  1,345,000
                                                                   =============

Attention is directed to the foregoing auditors' report and to the accompanying notes to financial statements

ADATOM.COM, INC


STATEMENTS OF OPERATIONS

                                                            YEAR ENDED DECEMBER 31,
                                                           1999           1998
                                                       ------------    ------------
Product revenue                                        $    956,000    $    285,000
Franchise fee revenue                                                         5,000
                                                       ------------    ------------

   Total revenue                                            956,000         290,000
Cost of product revenue                                     945,000         242,000
                                                       ------------    ------------

                                                             11,000          48,000
                                                       ------------    ------------

Operating expenses:
   Website development                                      343,000         406,000
   Selling, general and administrative                    3,840,000         916,000
   Issuance of compensatory common stock and options      8,542,000               0
                                                       ------------    ------------
                                                         12,725,000       1,322,000
                                                       ------------    ------------
Loss from operations                                    (12,714,000)     (1,274,000)
                                                       ------------    ------------
Other income (expense):
    Miscellaneous income                                     40,000               0
   License income                                                 0         250,000
   Write off of franchise notes receivable                        0         (79,000)
   Interest expense, net                                    (37,000)        (53,000)
                                                       ------------    ------------
                                                              3,000         118,000
                                                       ------------    ------------
NET LOSS                                               $(12,711,000)   $ (1,156,000)
                                                       ============    ============
 NET LOSS PER SHARE BASIC AND DILUTED                  $      (1.83)   $      (0.23)
                                                       ============    ============
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     6,956,829       5,053,784
                                                       ============    ============

Attention is directed to the foregoing auditors' report and to the accompanying notes to financial statements

ADATOM.COM, INC

STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY


                                     COMMON STOCK         ADDITIONAL
                                ---------------------       PAID-IN        ACCUMULATED     NOTES         TREASURY
                                SHARES        AMOUNT        CAPITAL          DEFICIT     RECEIVABLE        STOCK           TOTAL
                                ----------   --------     -----------     ------------    --------        --------      -----------

BALANCE - DECEMBER 31, 1997,
   BEFORE STOCK SPLIT            2,384,600   $345,000                     $   (786,000)    $(33,000)                      $(474,000)
2.12 for 1 stock split and
   changing from no par value
   to par value                  2,669,184   (294,000)    $   294,000                                                             0
                                ----------   --------     -----------     ------------    --------                      -----------
Balance - December 31, 1997,
   as restated                   5,053,784     51,000         294,000         (786,000)    (33,000)                        (474,000)
Repayment of notes receivable                                                                8,000

Net loss                                                                    (1,156,000)                                  (1,156,000)
                                ----------   --------     -----------     ------------    --------        --------      -----------

BALANCE - DECEMBER 31, 1998      5,053,784     51,000         294,000       (1,942,000)    (25,000)                      (1,622,000)

Sale of common stock             3,814,817     38,000       9,231,000                                                     9,269,000

Shares deemed issued in
   connection with reverse
   acquisition                   4,100,495     41,000       1,599,000                                     $(15,000)       1,625,000

Conversion of bridge notes
   into common stock             1,124,023     11,000       1,029,000                                                     1,040,000

Compensatory common stock and
   options                         378,400      4,000       1,069,000                                                     1,073,000

Issuance of common stock upon
   exercise of HCMS options        233,750      2,000         132,000                                                       134,000

Repayment of notes receivable                                                                4,000                            4,000


Net loss                                                                   (12,711,000)                                 (12,711,000)
                                ----------   --------     -----------     ------------    --------        --------      -----------
BALANCE - DECEMBER 31, 1999     14,705,269   $147,000     $13,354,000     $(14,653,000)   $(21,000)       $(15,000)     $(1,188,000)
                                ==========   ========     ===========     ============    ========        ========      ===========

Attention is directed to the foregoing auditors' report and to the accompanying notes to financial statements.

ADATOM.COM, INC


STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                               1999             1998
                                                            -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(12,711,000)   $ (1,156,000)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
        Depreciation                                              57,000          29,000
        Amortization                                              85,000
        Compensatory common stock and options                  8,542,000
        Write-off of franchisee notes receivable                                  79,000
        Change in:
            Notes receivable                                    (136,000)
            Accounts receivable                                  (60,000)         16,000
            Inventory                                           (235,000)         11,000
            Prepaid expenses and other                           (77,000)          5,000
            Accounts payable and accrued expenses              1,407,000         181,000
            Customer deposits                                    156,000           4,000
                                                            ------------    ------------
               Net cash used in operating activities          (2,972,000)       (831,000)
                                                            ------------    ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments received on franchisee notes receivable                              12,000
    Acquisition of fixed assets                                 (110,000)        (45,000)
    Website development costs                                   (340,000)
                                                            ------------    ------------
              Net cash used in investing activities             (450,000)        (33,000)
                                                            ------------    ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                      1,800,000
   Repayments of notes payable to stockholder                 (1,800,000)
   Proceeds from bridge notes                                  1,040,000
   Proceeds from notes payable to stockholder                    836,000         861,000
   Net borrowings (repayments) on line of credit                 (46,000)         46,000
   Payments received on notes receivable                           4,000           8,000
   Principal payments on obligations under capital leases        (55,000)        (20,000)
   Cash received from reverse acquisition                      1,527,000
   Proceeds from exercise of options                             134,000
                                                            ------------    ------------
              Net cash provided by financing activities        3,440,000         895,000
                                                            ------------    ------------
NET INCREASE IN CASH                                              18,000          31,000
Cash - beginning of year                                          91,000          60,000
                                                            ------------    ------------
CASH - END OF YEAR                                          $    109,000    $     91,000
                                                            ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
       Interest                                              $     37,000   $      2,000
       Income taxes                                                         $      1,000

Attention is directed to the foregoing auditors' report and to the accompanying notes to financial statements

ADATOM.COM, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 1999, 1998


NOTE A - ORGANIZATION

Adatom.com, Inc. (the "Company"), formerly known as Adatom, Inc. was founded in October 1996 and was in the development stage through December 31, 1998. The year ended December 31, 1999 is the first year during which it is considered an operating entity. The Company is an Internet retailer and offers household and other goods on its website.

On October 12, 1999, Adatom, Inc. merged with HealthCore Medical Solutions, Inc. ("HCMS"), a nonoperating public company which had 3,391,750 shares of common stock outstanding prior to the merger. Pursuant to the merger, HCMS acquired all of the outstanding common stock of Adatom, Inc. in exchange for 11,036,369 shares of HCMS common stock. The merger has been accounted for as a purchase of HCMS by Adatom, Inc. ("reverse acquisition"). The 3,391,750 shares of HCMS outstanding were valued at $1,625,000 which represents the estimated fair value of the net assets (substantially cash) of HCMS as of October 12, 1999, resulting in an increase in Adatom, Inc.'s stockholders equity. Immediately following the merger, HCMS changed its name to Adatom.com, Inc.

The historical financial statements prior to the date of the reverse acquisition are those of Adatom, Inc. with the accounting acquiror's capital deficiency prior to the merger retroactively restated to reflect a 2.12 for 1 stock exchange received in the transaction and the difference between the par value of HCMS's and stated value of Adatom, Inc.'s stock recorded as an offset to additional paid-in capital. The historical deficit accumulated during the development stage of Adatom, Inc. is being carried forward after the acquisition. Loss per share has similarly been restated for all periods prior to the acquisition to include the number of equivalent shares received by Adatom, Inc.'s stockholders.

The Company has incurred substantial losses since its inception in October 1996, and management estimates this will continue for at least the next two years. In addition, as of December 31, 1999, the Company has a negative working capital position and a capital deficiency. In February and March 2000, the Company raised $4,000,000 through the sale of 2,000,000 shares of its common stock. However, the Company will continue to require the infusion of capital until operations become profitable. There is still substantial doubt about the ability of the Company to continue as a going concern. These financial statements include no adjustments to assets and liabilities reflecting this possible uncertainty.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]      WEBSITE DEVELOPMENT COSTS:

       The Company accounts for its website development costs in a manner consistent with the American Institute of Certified Public Accountants Statements of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of

ADATOM.COM, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 1999, 1998


       the software. The Company is amortizing its capitalized website development costs over 24 months.

[2]      INVENTORY:

         Inventory consists of consumer goods available for sale and is stated at the lower of first-in, first-out cost or market. During 1999, one supplier accounted for 10% of all purchases.

[3]      FURNITURE AND EQUIPMENT:

         Furniture and equipment are stated at cost less accumulated depreciation and amortization, which includes amortization of assets acquired under capital leases. Furniture and equipment are depreciated on a straight-line basis over the estimated useful life of the assets.

[4] FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amounts of the Company's cash, accounts receivable, notes receivable, prepaid expenses and other assets, accounts payable and accrued expenses approximate fair value.

[5]      REVENUE RECOGNITION:

         The Company recognizes revenue from product sales, net of discounts, when the products are shipped to customers. Outbound shipping and handling charges are included in net sales. The Company provides an allowance for sales returns, which has been insignificant.

[6]      ADVERTISING COSTS:

         Advertising costs are expensed as incurred. During the years ended December 31, 1999 and 1998, advertising costs approximated $856,000 and $153,000, respectively.

[7] NET LOSS PER COMMON SHARE:

         Basic and diluted net loss per common share has been computed on the basis of the net loss for the year divided by the weighted average shares of common stock outstanding during the year excluding 900,000 shares placed in escrow (see Note F). All warrants and stock options have been excluded from the calculation since they would be anti-dilutive.

[8]      INCOME TAXES:

         Through October 12, 1999, the Company had elected for both federal and state purposes to be treated as an S corporation and incurred only minimal taxes at the state level. Consequently, the net losses of the Company were available to the stockholders rather than the Company. Effective with the merger with HCMS on October 12, 1999, the Company terminated its S corporation status and is subject to corporate income taxes.

ADATOM.COM, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 1999, 1998


         Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized.

[9]      STOCK-BASED COMPENSATION:

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") allows companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but to disclose the pro forma effects on net loss had the fair value of the options been expensed. The Company has elected to apply APB 25 in accounting for its employee stock options incentive plans.


[10]     MANAGEMENT ESTIMATES:

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

NOTE C - FURNITURE AND EQUIPMENT

Furniture and equipment as of December 31, 1999 consist of the following:

                                                     ASSET
                                                     LIVES
                                                     ------

              Computers and equipment                3-5 Years        $152,000
              Computers and equipment subject
                to capital lease                     3-5 Years         178,000
              Purchased software                       3 Years          89,000
              Furniture and fixtures                   7 Years          16,000
                                                                    ----------

                                                                       435,000
              Accumulated depreciation and amortization                (95,000)
                                                                    ----------
                                                                      $340,000
                                                                    ==========

Included in depreciation expense for the year ended December 31, 1999, is amortization of equipment under capital lease. During the year ended December 31, 1999, the Company acquired $178,000 of computers and equipment subject to capital leases.

ADATOM.COM, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 1999, 1998


NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 1999, accounts payable and accrued expenses consists of the following:

             Accounts payable                    $  1,250,000
             Accrued consulting expense               136,000
             Accrued insurance expense                126,000
             Other accrued expenses                   173,000
                                                 ------------
                                                 $  1,685,000
                                                 ============

NOTE E - OBLIGATIONS UNDER CAPITAL LEASE

As of December 31, 1999, the future minimum lease payments under capital leases are as follows:

              YEAR ENDING
              DECEMBER 31,
             -------------
                 2000                              $86,000
                 2001                               70,000
                 2002                               21,000
                                               -----------
                                                   177,000

              Less amount representing
              Interest                              30,000
                                               -----------
                                                   147,000
             Current portion                        66,000
                                               -----------

                                                   $81,000
                                               ===========
NOTE F - NOTE PAYABLE TO STOCKHOLDER

In February 2000, the note was converted into 172,000 shares of the Company's common stock.

NOTE G - STOCKHOLDERS' EQUITY

[1]      COMMON STOCK:

         Upon consummation of HCMS's initial public offering in 1997, certain shareholders deposited 900,000 shares of common stock (the "Escrow Shares") into an escrow account. Some or all of these shares were to be released upon the Company meeting certain performance goals or the stock price exceeding certain targets. If these goals were not met the shares would be canceled. As of December 31, 1999, the Company did not attain the income level nor did the stock price meet or exceed the per share value necessary for the release of the escrow shares. In January 2000, the Company's stockholders approved a plan to

ADATOM.COM, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 1999, 1998


terminate the escrow agreement, cancel 720,000 of the escrow shares and release 180,000 shares from the escrow.

         In connection with the reverse acquisition, the Company issued 693,745 shares of common stock to investment bankers. Additionally, the Company issued 28,400 shares of common stock to the chairman of HCMS's board of directors in exchange for cancellation of an outstanding warrant to purchase 142,000 shares of common stock which was subject to an escrow agreement. Accordingly, operations has been charged $69,000, the fair value of the shares at the time of the agreement to release them from escrow.

         Concurrent with the reverse acquisition, the chairman of HCMS's board entered into an employment agreement, which included the issuance of 350,000 shares of common stock valued at $850,000 subject to a $321,000 note that was cancellable at the earlier of his termination or six months of employment. Operations has been charged for the fair value of the shares as of the date of the agreement. Additionally, approximately $1,062,000 of bridge notes payable less unamortized expenses of $22,000, in accordance with the terms of the notes, converted into 1,124,023 shares of the Company's common stock.

         In December 1999, the Company adopted an employee Stock Bonus Plan to reward Company personnel for performance during December 1999. In February 2000, 3,969 shares of common stock were issued under this Plan.

         In September 1999, the chairman of the board of the Company purchased 3,814,817 shares of the Company's common stock for $1,800,000. Operations has been charged for the differential between the fair market value at the date of the transaction and $1,800,000. The proceeds were used to repay a $1,800,000 note payable to him.

[2]      WARRANTS:

       During the year ended December 31, 1999, the Company issued warrants to purchase 112,402 shares of common stock for professional services rendered in connection with the issuance of the bridge notes and warrants to purchase 230,000 shares of common stock for financial public relations service. Additionally, HCMS had warrants outstanding to purchase 3,895,500 shares of the Company's common stock at exercise prices ranging from $0.99 to $6.50 per share expiring through 2007. These have been converted to Adatom.com warrants.

[3]      STOCK OPTION PLAN:

         In October 1999, the Company adopted a stock option plan ("the Plan") pursuant to which 1,400,000 shares of common stock are reserved for issuance upon exercise of incentive and non-qualified stock options which may be granted from time to time by the board of directors to employees and others. Of the options granted in 1999, options on 36,000 shares were granted to non-employees. Accordingly, operations was charged $153,000 in 1999.

         The fair value of each option granted has been estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions; no dividend yield, expected volatility of 197%, risk-free interest rates of 5.30% and expected lives of approximately 10 years. The weighted average fair value of options granted during 1999 were $4.24 per share.

ADATOM.COM, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 1999, 1998



       The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between fair value of the underlying common stock and the exercise price of the option at the date of grant. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under FAS 123, the Company's proforma net loss and net loss per share for 1999 would have been approximately $12,838,000 and $1.84, respectively. The effect of applying FAS 123 on the Company's pro forma results is not likely to be representative of the effects on reported net income for future years.

The following table summarizes stock option transactions under the Plan:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                        SHARES          PRICE
                                                        -------      ----------
           Options granted in 1999 and
              outstanding at the end of year             883,000       $4.25
                                                         =======       =====


The following table summarizes information about stock options outstanding as of December 31, 1999:

                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                       -------------------                              -------------------
                                          WEIGHTED
                                           AVERAGE         WEIGHTED                      WEIGHTED
                                          REMAINING         AVERAGE                      AVERAGE
             EXERCISE      NUMBER,       CONTRACTUAL       EXERCISE        NUMBER        EXERCISE
              PRICE      OUTSTANDING        LIFE             PRICE       EXERCISABLE      PRICE
               $4.25        883,000          10              $4.25            -0-         $4.25

[4]      SHARES RESERVED FOR ISSUANCE:

         The Company has reserved 5,613,000 shares of its common stock for issuance upon exercise of the outstanding warrants and options and issuance under the Stock Bonus Plan.

[5]      TREASURY STOCK:

       Prior to the reverse acquisition, HCMS acquired 15,000 shares of common stock in settlement of a loan. The treasury stock has been recorded at the net book value of the loan which was less than the market value of the shares received.

ADATOM.COM, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 1999, 1998

NOTE H - INCOME TAXES

The Company's deferred tax asset as of December 31, 1999 represents primarily the future benefit from net operating loss carryforwards of $3,305,000 which is reduced by a valuation allowance of $3,305,000 since the future realization of such tax benefit is not presently determinable.

As of December 31, 1999, the Company has a net operating loss carryforward of approximately $9,722,000 expiring in 2019. As a result of the change in tax year end, usage of this net operating loss carryforward is limited to approximately $1,621,000 per year.

The difference between the statutory federal income tax rate applied to the Company's net loss and the Company's effective income tax rate for the years ended December 31, 1999 and 1998 is summarized as follows:

                                                           YEAR ENDED
                                                           DECEMBER 31,
                                                      ----------------------
                                                        1999          1998
                                                      --------      --------
             Statutory federal income tax rate          34.0%         34.0%
             Loss available to S corporation
                 shareholders                           (8.0)        (34.0)
             Increase in valuation allowance           (26.0)
                                                      ------         -----
             Effective income tax rate                   0.0%          0.0%
                                                      ======         =====


NOTE I - RETIREMENT PLAN

The Company has a 401(k) savings plan (the "Savings Plan") which enables employees to make contributions on a pre-tax salary basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Savings Plan provides for a discretionary company contribution to be determined annually. The Company did not make any contributions.

NOTE J - COMMITMENTS

[1]      LEASES:

       The Company leases its facilities and furniture under operating lease agreements, expiring through May 2000. Minimum future rents aggregate $47,000. Rent expense for the years ended December 31, 1999 and 1998 was approximately $147,000 and $86,000, respectively.

[2]      EMPLOYMENT AGREEMENT:

         Concurrent with the reverse acquisition, the Company entered into an employment agreement with the President, Chief Executive Officer and Chairman of the Board expiring in December 2002. Under the terms of the agreement, his initial annual compensation is $200,000. Additionally, the agreement includes

ADATOM.COM, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 1999, 1998



a provision for a bonus of up to $100,000, based on the attainment of certai goals.


NOTE K  - SUBSEQUENT EVENT

In February 2000, in connection with the establishment of a joint venture to establish a marketing, sales, and distribution channel between China Product Trade Net Center and the Company has agreed to issue warrants to purchase 5,000,000 shares of the Company's common stock subject to stockholders approval, contingent upon the joint venture meeting certain milestones. The Company has estimated when each milestone will most likely be met. Accordingly, beginning in 2000, there will be charges to operations based upon the fair value of the warrants at the date of stockholder approval and the anticipated timing of vesting periods. Additionally the Company has made an initial investment of $500,000 in the joint venture.

                                  EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------

2 Merger Agreement and Plan of Merger dated as of July 1, 1999 between Registrant and Adatom, Inc. (1)

2.1 Asset Purchase Agreement dated July 28, 1999 between Registrant and Randolph & Associates, Inc. (2)

3.1        Amended and Restated Certificate of Incorporation of Registrant (3)

3.2        By-laws of Registrant (4)

4.1        Form of Bridge Note (4)

4.2        Bridge Warrant Agreement (4)

4.3        Form of Warrant Agreement (4)

4.4        Form of Representative's Unit Purchase Option (4)

4.5        Warrant Agreement with Neal J. Polan (5)

4.6        Warrant Agreement with Eli Levitin (6)

4.7 Warrant (restated) to purchase shares of Common Stock issued to Jesup & Lamont Securities Corporation dated July 8, 1999 (3)

4.8 Secured Convertible Promissory Note issued to Jesup & Lamont Acquisition Company, LLC on July 8, 1999 (7)

4.9 Warrant (restated) to purchase shares of Common Stock issued to Jesup & Lamont Securities Corporation dated September 15, 1999 (3)

4.10 Warrant to purchase shares of Common Stock issued to Jesup & Lamont Partners L.L.C. dated October 12, 1999 (3)

4.11 Securities Purchase Agreement among the Registrant and various investors dated as of March 15, 2000

4.12 Registration Rights Agreement among the Registrant and various investors dated as of March 15, 2000

4.13 Registration Rights Agreement between the Registrant and Neal Polan dated October 12, 1999

4.14 Market Access Program Marketing Agreement Between the Registrant and Continental Capital & Equity Corporation, dated November 8, 1999

4.15 Warrant issuance Agreement between the Registrant and Victor W. Nee, dated February 25, 2000.

10.1 Joint Venture Marketing and Distribution Agreement between the Registrant and China Product Trade Net Center, dated February 23, 2000

10.2 Amended and Restated Escrow Agreement dated as of July 31, 1997 by and between Registrant, American Stock Transfer & Company and certain stockholders of Registrant (4)

10.4       Form of Indemnification Agreement (4)

10.5 Lease Agreement for office space in Grandview, Missouri between Registrant and J.C. Nichols Company, as amended by Assignment and First Amendment of Lease dated July 18,1997 (4)

10.9 Employment Agreement dated as of September 30, 1998 between Registrant and Neal J. Polan (8), (11)

10.10(a)   1997 Stock Option Plan, as amended (9), (11)

10.11 Letter Amendment dated April 27, 1999 between Registrant and Neal J. Polan (10), (11)

10.12 Engagement Letter dated April 27, 1999 among Registrant, Adatom, Inc. and Jesup & Lamont (10)

10.13 Negotiable Promissory Note for $250,000 dated April 28, 1999 from Adatom, Inc. to Registrant (7)

10.14 Security Agreement between Registrant and Adatom, Inc. dated April 28, 1999 (7)

10.15 Form of Escrow Termination Agreement between Registrant and escrow shareholders acknowledged by Adatom, Inc. (7)

10.16 Form of Irrevocable Proxy granted by escrow shareholders to Neal J. Polan (7)

10.17 Engagement Letter between Registrant and Kaufman Bros., L.P. dated July 26, 1999 (7)

10.18      1999 Incentive and Non-Qualified Stock Option Plan (7), (11)

10.19 Employment Agreement dated as of October 11, 1999 between Registrant and Neal J. Polan (3), (11)

10.20      Form of Employment Agreement for Richard Barton (11), (12)

23.1 Consent of Richard A. Eisner & Company, LLP, Independent Public Auditors of Adatom.com, Inc.

23.2 Consent of Ireland San Filippo, LLP, Independent Public Auditors of Adatom.com, Inc.

27         Financial Data Schedule

-------------------------------
(1) Incorporated by reference to exhibit of same number filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1999.

(2) Incorporated by reference to exhibit of same number filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 1999.

(3) Incorporated by reference to exhibit of same number filed with Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1999.

(4) Incorporated by reference to exhibit of same number filed with Registrant's Registration Statement on Form SB-2 (File No. 333-28233) declared effective by the Securities and Exchange Commission on October 14, 1997.

(5) Incorporated by reference to exhibit number 4.1 filed with Registrant's Registration Statement on Form S-3 (File No. 333-68557) filed with the Securities and Exchange Commission on December 8, 1998.

(6) Incorporated by reference to exhibit number 4.2 filed with Registrant's Registration Statement on Form S-3 (File No. 33-68557) filed with the Securities and Exchange Commission on December 8, 1998.

(7) Incorporated by reference to exhibit of same number filed with Registrant's Registration Statement on Form S-4 (File No. 33-87207) declared effective by the Securities and Exchange Commission on September 20, 1999.

(8) Incorporated by reference to exhibit of same number filed with Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1998.

(9) Incorporated by reference to exhibit of same number filed with Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

(10) Incorporated by reference to exhibit of same number filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 1999.

(11)      Management contract or compensatory plan, contract, or arrangement.

(12) Incorporated by reference to Exhibit 10.20 filed with Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1999.