Form 10QSB
period 2000-03-31
ADATOM COM INC
filed 2000-05-12
CIK 1035789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _______

                           Commission File No. 0-22947

                                ADATOM.COM, INC.
                       ----------------------------------
            (Exact name of Small Business registrant in its charter)

          Delaware                                             43-1771999
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

920 Hillview Court, Suite 190, Milpitas, CA                       95035
- ------------------------------------------------                -----
  (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number,:                                    (408) 935-7979

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2000 there were 16,146,499 shares outstanding of the Company's common stock.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Balance Sheet as of March 31, 2000............................. 3

     Statement of Operations for the three months ended
     March 31, 2000 and 1999 ....................................... 4

     Statement of Cash Flows for the three months ended
     March 31, 2000 and 1999 ....................................... 5

     Notes to the Financial Statements ............................. 6

Item 2. Management's Discussion and Analysis or Plan of Operations...7

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds ...................25

Item 4. Submission of Matters to a Vote of the Security Holders .....26

Item 6. Exhibits and Reports on Form 8-K  .......................... 26

SIGNATURES ......................................................... 26

EXHIBITS............................................................E-1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                ADATOM.COM, INC.
                                  BALANCE SHEET
                                   (unaudited)

                                                                March 31
                                                                  2000
                                                              ------------
Current assets:
     Cash                                                     $    790,000
     Notes receivable from franchisee                                8,000
     Inventory                                                     260,000
     Prepaid expenses and other                                    108,000
                                                              ------------
            Total current assets                                 1,166,000

Other assets:
     Fixed assets net                                              432,000
     Deposits and other assets                                      27,000
     Investment joint venture                                      500,000
     Web development costs, net                                    264,000
                                                              ------------
            Total other assets                                   1,223,000
                                                              ------------
                                                              $  2,389,000
                                                              ============

Current Liabilities:
     Accounts payable                                         $    686,000
     Obligations under capital leases current                       57,000
     Accrued expenses                                              294,000
                                                              ------------
            Total current liabilities                            1,037,000

Long-term liabilities
     Obligations under capital leases                               86,000

                                                              ------------
            Total liabilities                                    1,123,000

Equity
     Preferred stock, $.01 par value; authorized
            5,000,000 shares, issued and outstanding - none
     Common stock $.01 par value; 50,000,000 authorized;           161,000
            16,161,499 issued; 16,146,499 outstanding
     Paid in capital                                            17,945,000
     Accumulated deficit                                       (16,825,000)
     Treasury Stock - at cost (15,000 shares)                      (15,000)
                                                              ------------
                                                                 1,266,000
                                                              ------------
                                                              $  2,389,000
                                                              ============

     The accompanying notes are an integral part of these financial statements

                                ADATOM.COM, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                  Three Months Ended  Thee Months Ended
                                                    March 31, 2000      March 31, 1999
                                                 ----------------------------------------
Product revenue                                         $   443,000          $   100,000

Cost of product revenue                                     433,000               88,000
                                                 -------------------  -------------------
                                                             10,000               12,000

Operating expenses:
    Research and development                                364,000              132,000
    Selling, general and administrative                   1,824,000              188,000
                                                 -------------------  -------------------
                                                          2,188,000              320,000
                                                 -------------------  -------------------
            Loss from operations                         (2,178,000)            (308,000)

Other income (expense)
    Internet support income                                       0               38,000
    Miscellaneous income                                      1,000                    0
    Interest income (expense), net                            4,000              (28,000)
                                                 -------------------  -------------------
                                                              5,000               10,000
                                                 ----------------------------------------
             Net Loss                                 $  (2,173,000)        $   (298,000)
                                                 ========================================

    Basic and diluted loss per share                         ($0.15)              ($0.06)

    Weighted average shares outstanding                  14,778,000            5,056,000


    The accompanying notes are an integral part of these financial statements

                                ADATOM.COM, INC.
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                  Three Months     Three Months
                                                                 Ended March 31,   Ended March
                                                                       2000          31, 1999
                                                                 ------------------------------
Cash flows from operating activities:
     Net loss                                                     $ (2,173,000)     $  (298,000)

     Adjustments to reconcile net (loss) to net
        Cash used in operating activities:
           Depreciation and amortization                                29,000            8,000
           Decrease (increase) in operating assets
               Accounts receivable                                     101,000          (10,000)
               Inventory                                               (20,000)          (5,000)
               Prepaid expenses and other                              172,000           (9,000)
           Increase (decrease) in operating liabilities
               Accounts payable                                       (446,000)          52,000
               Accrued expenses                                       (140,000)          29,000
               Customer deposits                                      (232,000)         (28,000)
                                                                 ---------------  -------------
Net cash used in operating activities                               (2,709,000)        (261,000)

Cash flows from investing activities:
     Investment Joint Venture (CPTNC)                                 (500,000)               0
     Payments received on franchisee notes receivable                    1,000            1,000
     Acquisition of fixed assets & Web site development               (122,000)          (1,000)
                                                                 ---------------  -------------
Net cash used in investing activities                                 (621,000)               0

Cash flows from financing activities:
     Proceeds from sales and issuance of stock                       4,011,000          231,000
     Repayments of notes and contracts payable                               0           (7,000)
                                                                 ---------------  -------------
Net cash provided by financing activities                            4,011,000          224,000

Net increase (decrease) in cash                                        681,000          (37,000)
Cash beginning of period                                               109,000           91,000
                                                                 ------------------------------
Cash end of period                                                  $  790,000       $   54,000
                                                                 ==============================

Supplemental disclosure of cash flow
Cash paid during year for:
        Interest                                                              0           1,000

    The accompanying notes are an integral part of these financial statements

                                ADATOM.com, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2000

                                   (Unaudited)

1.       ACCOUNTING POLICIES

Unaudited Interim Financial Information

      The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Legal Proceedings

         From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims alleging infringement of trademarks, copyrights and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have individually or in the aggregate a material adverse effect on its business, prospects, financial condition or operating results.

Net Loss Per Share

      Net loss per share basic and diluted is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the impact of stock options and warrants, as the effect of their inclusion is antidilutive as of the periods reported on.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Statements in this Form 10-QSB and the following "Management's Discussion and Analysis or Plan of Operations" that are not statements or descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Words such as "expect," "intends," "believes," "plans," "anticipates" and "likely" also identify forward-looking statements. All forward-looking statements are based on current facts and analyses. Actual results may differ materially from those currently anticipated due to a number of factors including, but not limited to, history of operating losses, anticipated future losses, competition, future capital needs, the need for market acceptance, dependence upon third parties, disruption of vital infrastructure and intellectual property rights, government regulation, dependence on third parties, and other risks. See the section entitled "MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -Risk Factors" for a discussion of some of those risks. Additional information on factors that may affect the business and financial results of the Company can be found in filings of the Company with the Securities and Exchange Commission. All forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995. Additional information on factors that may affect the business and financial results of the Company can be found in filings of the Company with the Securities and Exchange Commission.

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

Adatom.com E-commerce Solution Program (ESP)

         ESP is a business to business e-commerce program designed to work with companies and individuals seeking to gain an instant presence in the e-commerce marketplace by creating a branded store. The Company is an e-commerce enabler and will provide all of the associated fulfillment services. The ESP affiliate will receive a commission on sales which will allow companies to launch their "own" stores without the start-up burdens and high development costs often associated with such ventures. The responsibility and cost of customer acquisition will be borne by the ESP affiliate while the costs incurred by the Company will be relatively low. Products, order management systems, and customer support representatives will be shared with other e-tailers, including WWW.ADATOM.COM. ESP is anticipated to receive significant attention in the marketplace, through its ability to quickly and efficiently launch new e-tailers. The ESP program was launched in January 2000, with the first customer iEntertainment Network. To date the Company has signed 30 ESP contracts, but has not received any significant revenue from them.

Global Ecommerce Marketmaker Solutions (GEMS)

         Adatom's role as a global ecommerce marketmaker is in its early developmental stages. In March 2000, Adatom signed an exclusive joint venture agreement with the CPTNC (China Product Trade Net Center) to form a US-China marketplace. The CPTNC was formed by the Chinese government to enable the systematic and efficient distribution of Chinese manufactured goods. A second agreement was signed in April 2000 between Adatom and YAHIDZ (Yangling Agricultural Hi-Tech Industrial Demonstration Zone) to develop and implement an agricultural electronic marketplace to source and sell agricultural farm machinery, seeds, fertilizer, pesticides and crops. Adatom has also signed a third agreement with ShenZhen Bay Industrial, Education and Research Center (SBIERC) to develop and facilitate an electronic marketplace with China Hi-Tech Exchange Network and China IT Product Purchasing Net for international e-commerce.

CHINA JOINT VENTURES

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

         In March 2000, Adatom signed a cooperative agreement with Yangling Agricultural Hi-Tech Industrial Demonstration Zone (YAHIDZ) to among other things develop and implement a Hi-Tech agricultural electronic marketplace. YAHIDZ is a Chinese agricultural organization established in 1997 by the China National State council and 14 Chinese ministries, commissions and provincial governments. In this joint effort, Adatom.com, Inc. is the exclusive overseas e-commerce partner of YAHIDZ. Adatom and YAHIDZ will source, provide, market and sell industrial and consumer agricultural products between the United States and China. The timetable for implementation of this joint venture has not been finalized and will require various China business licenses.

Adatom.com has established a joint venture agreement with the ShenZhen Bay Industrial, Education and Research Center (SBIERC) to develop and facilitate an electronic marketplace with China Hi-Tech Exchange Network and China IT Product Purchasing Net for international e-commerce. This electronic marketplace will provide information on products and business opportunities related to hi-tech products, electronics and information technology. In addition to the e-commerce enablement, the cooperation will develop an online hi-tech education platform and will establish a venture capital fund to invest in the activation of Chinese hi-tech companies. Furthermore, a "Global Economic Network Forum" will be instituted to educate and inform on economic strategy development, industry orientation, new century network technology and human resources. Located in South China, SBIERC is an elite high-tech industrial park that was founded by city government officials of ShenZhen. SBIERC will work exclusively with Adatom and will contribute financial resources to enable the Company to establish an instant e-commerce presence for SBIERC. The timetable for implementation of this joint venture has not been finalized, will require various China business licenses and is also subject to a mutually acceptable business plan.

OPERATIONS

         During the quarter ended March 31, 2000, the Company's primary activities consisted of establishing and marketing its Adatom Ecommerce Solution Program (ESP), building brand name recognition through its superstore with affiliate programs and agreements with web shopping portals, and signing three significant agreements with three different major Chinese organizations. During January through May 2000 the major promotion offered by Adatom.com was free shipping on orders.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The following table indicates quarterly user sessions, orders received, and revenue comparing the first quarter 1999 with the first quarter 2000.

------------------------------------------------------------------------------
                                           No. of Orders
                          User Sessions       Received         Revenue
------------------------------------------------------------------------------
1st Quarter 1999              62,743            271            $100,000
------------------------------------------------------------------------------
1st Quarter 2000          1,485,000           3,496            $443,000
------------------------------------------------------------------------------
Change 2000 vs. 1999      1,422,000           3,225            $343,000
------------------------------------------------------------------------------

         The Company has seen steady quarter over quarter growth in both the user sessions and except for the quarter ended March 31, 2000 when there was a decrease of approximately $36,000 from fourth quarter 1999 in the revenue since it began its Internet sales during the fourth quarter 1998. Shown below is the Adatom Revenue Growth chart from fourth quarter 1998 through to first quarter 2000. Adatom has experienced significant growth every quarter. The small fallback between fourth quarter 1999 and first quarter 2000 is explained by the enormous growth that Adatom experienced last Christmas.

                                [OBJECT OMITTED]

            [FIGURES BELOW REPRESENTS BAR CHART IN ITS PRINTED PIECE]

                  Q4 1998    Q1 1999     Q2 1999     Q3 1999        Q4 1999    Q1 2000
                  -------    -------     -------      -------      --------    -------
Revenues ($)       40,264    100,000     161,210      216,055       478,562      443,000
User Sessions      53,490     62,743     366,607      517,548     1,078,633    1,485,476


         On January 31, 2000 3,973 shares of stock were awarded as bonuses to non-managerial employees of the Company for their efforts during the 1999 holiday season. The average number of shares per person was 131.

RESULTS OF OPERATIONS:

         QUARTERS ENDED MARCH 31, 2000 AND 1999. Revenues of approximately $443,000 were generated during the quarter ended March 31, 2000, an increase of approximately 343% compared to revenues of $100,000 during the quarter ended March 31, 1999. This increase in revenue is attributable to the growth of sales in the Company's superstore. During the same period the number of orders increased 1,190%.

         During the first quarter the Company offered free shipping on orders to build the customer base and brand name recognition. We believe that this promotion was successful in increasing order volume and building brand awareness. The freight costs incurred during this promotion reduced gross profit. Management anticipated this impact and believed that the expected increase in customers, customer satisfaction, and brand name recognition justified the cost incurred.

         Operating expenses increased from the first quarter 1999 to the first quarter 2000 by $1,868,000, or 584%. Selling, general, and administrative expenses increased by approximately 873% from approximately $188,000 in 1999 to approximately $1,824,000 in 2000. Web research and development increased $232,000 or 176%. This increase in 2000 over 1999 is primarily the result of putting into place the processes and personnel required support increased orders and sales levels. The chart below highlights some of the more significant cost areas. The increased salaries and related expenses are due to increased headcount to handle anticipated business growth, increased requirements in the Adatom Ecommerce Program Solution (ESP) and to position the Company to begin to embark on its Global Electronic Market (GEM) program. There was also increased advertising and promotions to grow business volume, increased rent to accommodate more staff, more phone costs to serve the customers and additional costs to ship the products to the customers. In the early stages of a company's development it may need to invest substantial amounts in capital equipment and infrastructure, which may seem to be relatively high compared to reoccurring operating costs. Adatom has hired a CTO, a controller, and a Vice President of Operations since the first quarter of last year, which has also caused an increase in compensation expense over the year earlier period. Additionally the President started being compensated for his services in the last half of 1999. The increased legal and accounting expense reflects the effect of additional legal advisors and assistance needed in connection with the Company's growing business, periodic financing transactions, and regulatory filings.

-----------------------------------------------------------------------------------------------------
  Analysis of Selected S G & A Expenses:         3/31/00         3/31/99       VARIANCE          %
-----------------------------------------------------------------------------------------------------
Payroll                                           803,500        85,000         718,500         945%
Advertising & I.R.                                223,000             0         223,000
Rent                                               61,000        24,000          37,000         254%
Insurance                                          79,000         5,000          74,000        1580%
Delivery & Freight                                 74,000         2,000          72,000        3700%
Legal & Accounting Svc                            122,000        19,000         103,000         642%
Telephone                                          49,000        15,000          34,000         327%
                                         ------------------------------------------------------------
                                                1,411,500       150,000       1,261,500         941%
-----------------------------------------------------------------------------------------------------

The following table depicts staffing levels at month end during the first quarter 2000 and for the same period in the first quarter 1999. Staffing increased from an average of eleven each month in 1999 to a maximum of 58 on March 31, 2000. This is an increase of over 427%.

         ---------------------------------------------------------------------
         TOTAL EMPLOYEES
         (BOTH FULL & PART TIME)  Q1-1999        Q1-2000        VARIANCE
         ---------------------------------------------------------------------
         JANUARY                         11            51                  40
         ---------------------------------------------------------------------
         ---------------------------------------------------------------------
         FEBRUARY                        11            49                  38
         ---------------------------------------------------------------------
         ---------------------------------------------------------------------
         MARCH                           11            58                  47
         ---------------------------------------------------------------------

         During the next nine months the Company may hire approximately 28 additional employees. We anticipate that most SG&A expenses will continue to increase.

         Other income (expense) decreased approximately 50% to $5,000 in income in 2000 from $10,000 in income in 1999.

         Net loss increased by approximately 629% from $298,000 in the first quarter 1999 to $2,173,000 in the first quarter 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had cash of approximately $790,000.

         Since its inception, our business has incurred significant losses, and as of March 31, 2000, had an approximate accumulated deficit of $16,825,000.

As a result, there is an uncertainty about the Company's ability to continue as a going concern, which was stated in our auditor's report on the Company's financial statements for the 1999 fiscal year. The Company is expected to incur substantial operating losses for the foreseeable future due to a high level of expenditures in the areas of operations, website development and other investments designed to enhance the Company's products and services and maintain Internet capabilities. The Company intends to increase marketing and promotional spending in an effort to increase revenues from its superstore. However, we cannot be sure that the Company will generate sufficient revenues to ever achieve or sustain profitability.

         The operations of the Company are still subject to all the risks inherent in the establishment of a new business enterprise, including the absence of a substantial operating history. The likelihood of the success of the Company must be considered in light of the uncertainties, expenses, and delays frequently encountered in connection with the development of any new business.

         There was a net increase in cash during the first quarter of 2000 of $681,000. Net cash used in operating activities primarily consisted of the Company's net loss of approximately $2,173,000. Additionally, accounts payable decreased by $446,000, and other uses of cash netted to a reduction of $90,000 resulting in net cash used in operations of approximately $2,709,000.

         Net cash used in investing activities during the first quarter 2000 was approximately $621,000, $500,000 of which was the Company's investment in the CPTNC joint venture. The Company's uses of cash in investing activities also related to acquisition of fixed assets (web development and computers) of $122,000.

         Net cash from financing activities was approximately $4,011,000 for first quarter 2000. In December 1999, Mr. Barton, the President and CEO made short-term non-interest bearing loans to the Company amounting to $500,000 for working capital purposes. Mr. Barton also made an additional non-interest-bearing loan on February 1, 2000 in the amount of $200,000, also for working capital purposes. In February 2000, Adatom.com issued 172,057 shares of common stock to Mr. Barton in settlement of $500,000 of these notes payable. In March 2000 the remaining $200,000 was repaid. Mr. Barton does not intend to make loans to the Company in the future. The net effect of these transactions was neither net increase nor decrease in cash flows from this financing activity.

         On March 2, 2000, the Company executed documents for a private placement of two million shares of common stock yielding proceeds of $4 million. The sale was made to several accredited investors. Adatom.com used the proceeds for working capital, including the payment of accrued liabilities of approximately $1.5 million, and a sales and marketing campaign focusing on its business-to-business system, Adatom's E-commerce Solution (ESP), as well as to create further consumer awareness of its Web site, WWW.ADATOM.COM. The Company further estimates that it will require an additional minimum of at least $7,000,000 to adequately implement its business plan and sustain and expand its sales and marketing activities through December 31, 2000. The Company cannot be sure that it will be able to raise this money.

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

         At this time the Company anticipates that an investment of $20.0 million will be needed to fund the CPTNC joint venture and an investment of $7.5 million will be need to fund the YAHIDZ joint venture and $12.5 Million will be needed to fund the ShenZhen (SBIERC) joint venture. The Company cannot provide any assurance that it will be able to raise these funds.

RISK FACTORS

         Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and stockholder values of the company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading. For those statements, the Company is relying on the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors could affect the future results of the company, and could cause results to differ materially from those expressed in such forward-looking statements.

     THE COMPANY HAS A HISTORY OF LOSSES AND EXPECTS CONTINUED LOSSES FOR THE FORESEEABLE FUTURE. Adatom, Inc was incorporated in October in 1996 but did not begin to generate any Internet revenues until October 1998. Accordingly, the Company has only a limited operating history upon which to evaluate our business and prospects. The Company will encounter risks and difficulties that are frequently encountered by early stage companies in new and rapidly evolving markets. Many of these risks are described in more detail in this section. If the Company is unsuccessful in addressing these risks and uncertainties, its business, results of operations and financial condition will be harmed. The Company has incurred significant losses, and as of March 31, 2000, had an approximate accumulated deficit of $16,821,000. There is an uncertainty about its ability to continue as a going concern. The Company incurred net losses of $2,169,000 for the quarter ended March 31, 2000 and $398,000 for the quarter ended March 31, 1999. The Company anticipates its losses will increase from current levels because we intend to substantially increase our costs and expenses related to:

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

         THE COMPANY WILL NEED ADDITIONAL FINANCING TO FUND ITS BUSINESS AND THE FAILURE TO OBTAIN FINANCING WOULD MOST LIKELY RESULT IN CESSATION OF ITS BUSINESS. The Company is dependent upon raising additional capital for working capital and to finance its future plans for expansion. Based on current market conditions as of March 31, 2000 the Company had on hand working capital to sustain its business for approximately two or three months. The Company further estimates that it will require a minimum of $7,000,000 to adequately implement its business plan and sustain and expand its sales and marketing activities through December 31, 2000. Adatom.com, Inc. has experienced negative cash flow from operations from its inception and expects to experience significant negative cash flow from operations for the foreseeable future. The Company needs additional funds to sustain and expand its sales and marketing activities and its marketing arrangements, particularly if there is a shift in the type of Internet services that are developed and ultimately receive customer acceptance. Adequate funds for these and other purposes on terms acceptable to us, whether through additional equity financing, debt financing or other sources, may not be available when needed or may result in significant dilution to existing stockholders. Failure to obtain financing would most likely result in cessation of our business. Our lack of tangible assets to pledge has to date prevented us from obtaining bank or similar debt financing, and will probably continue to do so in the future. In their reports on the audits of our financial statements for each of the years in the two-year period ended December 31, 1999, our independent auditors included an explanatory paragraph in each of their reports because of the uncertainty that Adatom.com could continue in business as a going concern. As of March 31, 2000 the Company had $794,000 remaining from this raise. Unless it raises additional funds, the Company expects it will exhaust these funds within two months of March 31, 2000. Any raise of additional capital will dilute all stockholders of the Company.

         THE COMPANY DEPENDS HEAVILY UPON MARKETING ARRANGEMENTS. WITHOUT THEM, ITS BUSINESS WILL BE ADVERSELY AFFECTED. The Company relies heavily on certain marketing arrangements with other companies that have websites to attract shoppers to purchase our products. Adatom.com has entered into marketing arrangements with a number of existing organizations with a definable user base. Our ability to generate revenues from online commerce depends, among other things, upon the increased traffic, purchases, advertising and sponsorships that it generates through our marketing arrangements. The Company cannot be sure that other companies will continue these relationships with it, or, if continued that they will be on terms favorable to it. Our inability to enter into new marketing arrangements or to maintain our existing arrangements would have a material adverse effect on us.

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

         THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY MANAGE THE GROWTH OF ITS BUSINESS. Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. The Company continues to increase the scope of its operations and has grown the headcount substantially. At March 31, 1999, the Company had a total of 11 employees full and part time combined and at March 31, 2000,it had a total of 58 employees full and part time combined. This growth has placed, and our anticipated future operations will continue to place, a strain on our management, information systems and resources. As a result, during 2000, the Company intends to increase its headcount and to install new ERP systems with new accounting and financial reporting systems. The Company anticipates expanding its financial and management information systems to accommodate new data. If the Company fails to successfully implement and integrate its new financial reporting and management information systems with its existing systems or if we are not able to expand these systems to accommodate our growth, we may not have adequate, accurate or timely financial information. Our failure to have such information would hinder our ability to manage our business and operating results. If we grow rapidly, we will face additional challenges in upgrading and maintaining our financial and reporting systems. A failure to successfully implement and integrate these systems would adversely affect our business. The Company expects that it will need to continue to improve its financial and managerial controls and reporting systems and procedures. In addition, the Company will need to continue to expand, train and manage its already growing employee base. Furthermore, the Company expects that it will be required to manage multiple relationships with various vendors and other third parties. To manage the expected growth of our operations and personnel, the Company will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls. Further, the Company will be required to maintain and expand its relationships with various merchandise manufacturers, distributors, Internet and other online service providers and other third parties necessary to its business. If the Company is unable to manage growth effectively, its business will be materially adversely affected.

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

         THE LOSS OF KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON US. Our performance will be substantially dependent on the continued services and on the performance of our senior management, particularly Richard Barton, President, Chief Executive Officer, and Chairman of the Board, and Sridhar Jagannathan, Chief Technology Officer and Executive Vice President. Two of our senior management team joined us during the last half of 1999. They are the Controller and the Vice President of Operations. Our future success depends on these officers effectively working together with our original management team. Other than the President none of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. The Company does not have any "key person" life insurance policies covering any of its employees. Our performance depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on us. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled officers and technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and the Company may not be able to successfully attract, assimilate or retain sufficiently qualified personnel. This inability could have a material adverse effect on us.

         WE MAY BE UNABLE TO PROTECT OUR TRADEMARKS AND PROPRIETARY RIGHTS WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We regard our copyrighted material, service marks, trademarks, trade secrets, and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have the registered trademarks "Adatom" and "Discovering New Shopping Dimensions" in the United States and have a trademark application pending for the mark "Adatom Home Dimensions." The Company cannot be sure that it will be able to secure significant protection for these trademarks. It is possible that competitors of Adatom.com or others will adopt product or service names similar to "Adatom" and our other trademarks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. We generally have entered into agreements containing confidentiality and non-disclosure provisions with our employees and consultants and limit access to and distribution of our software, documentation and other proprietary information. We cannot be sure that the steps taken by us will prevent misappropriation of our technology or that agreements entered into for that purpose would be enforceable. Notwithstanding the precautions taken by us, it might be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford us little or no effective protection of our intellectual property. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In the future, we may also need to file lawsuits to enforce our intellectual property rights, protect our trade secrets, and determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on us. We also rely on a variety of technology that is licensed from third parties, including our database and Internet server software, which is used in our web site to perform key functions. These third party technology licenses may not continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing our proprietary software enhancements and new developments until equivalent technology could be identified, licensed or developed and integrated. Any such delays would have a material adverse effect on us.

         PROTECTION OF DOMAIN NAME IS UNCERTAIN. We currently hold various Web domain names relating to our brand, including the "ADATOM.com" domain name. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the current exclusive registrar for the ".com", ".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change. Such changes in the United States are presently expected to include a transition from the current system to a system that is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

         YEAR 2000 UPDATE. Through the four months of the calendar year 2000, we have not experienced any significant problems associated with the Year 2000 issue. Although it appears that the Year 2000 issue will not have a significant adverse affect on us, we continue to monitor the Year 2000 compliance of our internal systems. Undetected errors in our internal systems that may be discovered in the future could have a material adverse affect on our business, operating results or financial condition.

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

     OUR MARKETS ARE HIGHLY COMPETITIVE. The online commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new Web sites at a relatively low cost. We currently or potentially compete with a variety of other companies, including:

- major "brick and mortar" retailers such as Macys, J.C. Penney's, Nordstrom's, and Target;
- online efforts of these traditional retailers, including the online stores operated by Macys, J. C. Penny, Toys R Us, and Wal-Mart:
-  catalog retailers;
- vendors or manufacturers that currently sell certain of their products directly online, such as Mattel;

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

         WE MAY ENTER NEW BUSINESS CATEGORIES. We may choose to expand our operations by developing new departments or product categories, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of new or complementary businesses, products or technologies. We may not be successful in our efforts to expand our operations, and potential customers may not react favorably to these efforts. Furthermore, any new department or product category that is launched by us but not favorably received by consumers could damage our brand or reputation. An expansion of our business in this manner would also require significant additional expenses, expose us to additional inventory risk and development, operations and editorial resources and would strain our management, financial and operational resources and subject us to increased inventory risk.

         WE FACE FULFILLMENT OPERATIONS RISKS. Our success depends on our ability to rapidly scale our fulfillment operations in order to accommodate a significant increase in customer orders. Our current fulfillment operations are not adequate to accommodate significant increases in customer demand that may occur during the fourth calendar quarter of 2000. We must also be able to rapidly scale our fulfillment operations and information systems to accommodate significant increases in demand, which may require us to automate tasks that are currently performed manually. If we do not successfully scale our fulfillment operations to accommodate demand generally and, in particular, increased demand during the fourth calendar quarter of each year, due to the seasonal nature of our business, our business will be adversely affected.

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

         CREDIT CARD FRAUD. During the first quarter of 2000 the Company has suffered less than $3,700 as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with the transactions we process, that merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions would adversely affect our business.

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

         OUR PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS COULD CONTROL STOCKHOLDER VOTES AND OUR MANAGEMENT AND AFFAIRS. Our executive officers, directors and 5% or greater stockholders, and their respective affiliates, in the aggregate, own approximately 52.3% of our outstanding common stock. As a result, they could act together to control all matters submitted to stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets). Accordingly, such concentration of ownership may delay, defer or prevent a change in control, impede a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. This could, in turn, have an adverse effect on the market price of our common stock.

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

         RISK OF INTERNATIONAL EXPANSION. We plan to expand our presence in foreign markets especially China. We have relatively little experience in purchasing, marketing and distributing products or services for these markets and may not benefit from any first to market advantages. It will be costly to establish international facilities and operations, promote our brand internationally, and develop localized Web sites and stores and other systems. We may not succeed in our efforts in these countries. If revenues from international activities do not offset the expense of establishing and maintaining foreign operations, our business prospects, financial condition and operating results will suffer. As the international online commerce market continues to grow, competition in this market will likely intensify. In addition, governments in foreign jurisdictions may regulate Internet or other online services in such areas as content, privacy, network security, encryption or distribution. This may affect our ability to conduct business internationally.

         CHILDREN'S ONLINE PRIVACY PROTECTION ACT. On October 20, 1999, The Federal Trade Commission ("FTC") issued the final rule to implement the Children's Online Privacy Protection Act of 1998 (COPPA). The main goal of the COPPA and the rule is to protect the privacy of children using the Internet. Publication of the rule means that, as of April 21, 2000, certain commercial Web sites must obtain parental consent before collecting, using, or disclosing personal information from children under 13. The statute and rule apply to commercial websites and online services directed to, or that knowingly collect information from, children under 13. To inform parents of their information practices, these sites will be required to provide notice on the site and a separate notification to parents about their policies with respect to the collection, use and disclosure of children's personal information. With certain statutory exceptions, sites will also have to obtain "verifiable parental consent" before collecting, using or disclosing personal information from children. The rule will become effective on April 21,2000, giving websites six months to come into compliance with the rule's requirements. A websites operator must post a clear and prominent link to a notice of its information practices on its home page and at each area where personal information is collected from children. The notice must state the name and contact information of all operators, the types of personal information collected from children, how such personal information is used, and whether personal information is disclosed to third parties. The notice also must state that the operator is prohibited from conditioning a child's participation in activity on the child's disclosing more personal information than is reasonably necessary. In addition, the notice must state that the parent can review and have deleted the child's personal information, and refuse to permit further collection or use of the child's information. The COPPA regulations could reduce our ability to engage in direct marketing. The cost to the Company of complying with the new requirements is not known but is not expected to have a material effect upon operating results or financial condition.

Form 10-QSB

PART II  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

         The foregoing transactions were done under Section 4(2) of the Securities Act of 1933 based, INTER ALIA, on representations and warranties made by the investors, the small numbers of investors solicited and the absence of any advertising or general solicitation in the process of raising funds.

         (i) In March 2000, the Company issued warrants to purchase up to 600,000 shares of common stock to Richard Seifert at $2.25 per share, for consulting services. Mr. Seifert will receive warrants for an additional 600,000 shares of common stock at the same price if the trading price of the Company's stock exceeds $9.10 for 30 days.

         (ii) In March 2000, the Company agreed to issue warrants to purchase up to 25,000 shares of common stock to David Cannon at $3.00 per share related to his employment with Adatom.

Item 4. Submission of matters to a vote of the security holders

         Pursuant to the terms of the Amended and Restated Escrow Agreement dated as of July 31, 1997 (the "Escrow Agreement") between the Company, American Stock Transfer & Trust Company, and certain stockholders of the Company (the "Escrow Stockholders"), an aggregate of 900,000 shares of common stock of the Company were held under the Escrow Agreement. The Escrow Agreement was entered into in connection with the Company's initial public offering in 1997. In connection with the merger of Adatom, Inc. into the Company, the Company and the Escrow Stockholders entered into a Termination Agreement (the "Termination Agreement") pursuant to which, subject to approval of the stockholders, the Escrow Agreement would be terminated and 80 percent of the shares of stock subject to the Escrow Agreement would be canceled and the remaining 20 percent of the shares held in escrow, or 180,000 shares, were released from the escrow without any further restriction. On January 6, 2000, the holders of approximately 70% of the outstanding shares of common stock, other than shares held by the Escrow Stockholders, consented in writing to the termination of the Escrow Agreement pursuant to the terms of the Termination Agreement.

Item 6. Exhibits and Reports on Form 8-K.

(a) List of Exhibits. An Exhibit Index has been filed starting on page E-1 of this Report and is incorporated herein by reference.

(b) Reports On Form 8-K. None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Adatom.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADATOM.COM, INC.

Date: May 12, 2000

                                          /s/ Richard S. Barton
                                          ---------------------
                                          By: Richard S. Barton
                                          President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Description

4.16  Form of warrant to be issued to Dr. Victor W. Nee(1)

4.17 Warrant to purchase shares of Common Stock issued to Richard Seifert dated as of April 4, 2000

4.18 Warrant to purchase shares of Common Stock issued to David Cannon dated as of April 1, 2000

10.21 Description of Adatom.com, Inc. 1999 Officer Bonus Stock Grants

10.22 YangLing Agriculture Hi-Tech Industrial Demonstration Zone Cooperative Memorandum

10.23 Shenzhen Bay Industrial, Educational & Research Center Cooperative Memorandum

27    Financial Data Schedule







---------------------------------------
(1) Incorporated by reference to Appendix A of the Registrant's Proxy Statement dated April 27, 2000