Form 10QSB
period 2000-06-30
ADATOM COM INC
filed 2000-08-14
CIK 1035789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _______

                           Commission File No. 0-22947

                                ADATOM.COM, INC.
                       ----------------------------------
            (Exact name of Small Business registrant in its charter)


          Delaware                                             43-1771999
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                        Identification Number)


920 Hillview Court, Suite 190, Milpitas, CA                        95035
-------------------------------------------                     ----------
  (Address of principal executive offices)                      (Zip Code)


Issuer's telephone number,:                                    (408) 935-7979


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
YES  [X]    NO  [_]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest praciticablepracticable date: As of August 11, 2000 there were 16,313,166 shares outstanding of the Company's common stock.

                               TABLE OF CONTENTS


                                                                    PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Balance Sheet as of June 30, 2000............................... 3

     Statement of Operations for the quarter and six months ended
     June 30, 2000 and 1999 ......................................... 4

     Statement of Cash Flows for the six months ended
     June 30, 2000 and 1999  ........................................ 5

     Notes to the Financial Statements .............................. 6

Item 2. Management's Discussion and Analysis or Plan of Operations... 7


PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds ...................32

Item 4. Submission of Matters to a Vote of the Security Holders .....33

Item 6. Exhibits and Reports on Form 8-K  ...........................34

SIGNATURES ..........................................................35

EXHIBITS............................................................E-1

PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)


                                ADATOM.COM, INC.
                                  BALANCE SHEET
                                   (unaudited)
                                                               June 30, 2000
                                                               -------------
Current assets:
     Cash                                                        $    15,000
     Accounts receivable                                              62,000
     Notes from receivable franchisee                                  8,000
     Investment joint venture                                        500,000
     Inventory                                                       428,000
     Prepaid expenses and other                                       47,000
                                                               -------------
             Total current assets                                  1,060,000

Other assets:
     Fixed assets net                                                465,000
     Deposits                                                         29,000
     Organization expense, net                                        33,000
     Web development costs, net                                      337,000
                                                               -------------
             Total other assets                                      864,000
                                                               -------------
                TOTAL ASSETS                                     $ 1,924,000
                                                               =============

Current Liabilities:
     Accounts payable                                            $   926,000
     Current lease contracts payable and notes                        55,000
     Accrued expenses                                                314,000
             Total current liabilities                             1,295,000

Long-term liabilities
     Lease contracts payable                                          80,000
     Note payable to shareholders                                    316,000
                                                               -------------
             Total liabilities                                     1,691,000

Equity
     Preferred stock, $.01 par value; authorized 5,000,000
             shares, issued and outstanding - 1,100 shares         1,100,000
     Common stock $.01 par value; 50,000,000 authorized;             162,000
             16,161,499 issued; 16,146,499 outstanding
     Paid in capital                                              17,934,00
     Accumulated Deficit                                        (18,927,000)
     Common stock notes receivable                                  (21,000)
     Treasury Stock - at cost (15,000 shares)                       (15,000)
                                                               -------------
             Stockholders Equity                                    233,000
                                                               -------------
                TOTAL LIABILITY AND STOCKHOLDER EQUITY          $ 1,924,000
                                                               =============

 The accompanying notes are an integral part of these financial statements



                                ADATOM.COM, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)



                                          Three Months      Thee Months         Six Months          Six Months
                                         Ended June 30,    Ended June 30,     Ended June 30,      Ended June 30,
                                              2000              1999               2000                1999
                                        ------------------------------------------------------------------------

Product revenue                            $   445,000       $   161,000        $   888,000          $  261,000

Cost of product revenue                        428,000           149,000            861,000             237,000
                                        --------------       -----------        -----------          ----------
                                                17,000            12,000             27,000              24,000

Operation expenses:
    Research and development                   178,000           147,000            542,000             279,000
    Selling, general and administrative      1,873,000           440,000          3,697,000             628,000
                                        --------------       -----------        -----------          ----------
                                             2,051,000           587,000          4,239,000             907,000

                                        --------------       -----------        -----------          ----------
            Loss from operations            (2,034,000)         (575,000)        (4,212,000)           (883,000)

Other income (expense)
    Internet support income                          0           (38,000)                 0                   0
    Miscellaneous income (expense)                   0             6,000              1,000               6,000
    Interest expense, net                        4,000            28,000              8,000                   0
                                        --------------       -----------        -----------          ----------
                                                 4,000            (4,000)             9,000               6,000

            Loss before income taxes        (2,030,000)         (579,000)        (4,203,000)           (877,000)
Provision for income taxes, all current              0             1,000              1,000              1,000
                                        --------------       -----------        -----------          ----------
            Net Loss                     $  (2,030,000)      $  (580,000)       $(4,204,000)         $ (878,000)
                                        ==============       ===========        ===========          ==========


    Basic and diluted loss per share            ($0.13)           ($0.11)            ($0.28)             ($0.17)

    Weighted average number of
        common shares outstanding           16,146,499         5,174,582         15,462,195           5,174,582

                   The Accompanying notes are an integral part of these financial statements




                                ADATOM.COM, INC.
                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                         Six Months         Six Months
                                                       Ended June 30,     Ended June 30,
                                                            2000               1999
                                                       ---------------------------------

Cash flows from operating activities:
     Net loss                                            $ (4,204,000)       $  (878,000)
     Adjustments To reconcile net (loss) to net
        Cash provided (used) by operating activities:
           Depreciation and amortization                       59,000             16,000
           Decrease (increase) in operating assets
               Accounts receivable                             47,000            (11,000)
               Inventory                                     (188,000)            (8,000)
               Prepaid expenses and other                     124,000            (14,000)
           Increase (decrease) in operating liabilities
               Accounts payable                              (452,000)           286,000
               Accrued Expenses                                 7,000             58,000
               Customer deposits                             (201,000)            15,000
                                                       ---------------       -----------
Net cash used by operating activities                      (4,808,000)          (536,000)

Cash flows from investing activities:
     Investment Joint Venture (CPTNC)                        (500,000)                 0
     Payments received on franchisee notes                      1,000              1,000
     receivable
     Acquisition of fixed assets                             (144,000)            (9,000)
                                                       ---------------       -----------
Net cash provided (used by investing activities)             (643,000)            (8,000)

Cash flows from financing activities:
     Proceeds from sales and issuance of stock              5,041,000                  0
     Proceeds from notes and contracts payable                      0            250,000
     Proceeds from shareholder                                      0            255,000
     Net borrowings on line of credit                               0            (46,000)
     Net borrowings from stock holders                        316,000             (6,000)
                                                       ---------------       -----------
Net cash provided by financing activities                   5,357,000            453,000

Net increase (decrease) in cash                               (94,000)           (91,000)
Cash and restricted cash, beginning of period                 109,000             91,000
                                                       ---------------       -----------
Cash and restricted cash, end of period                  $     15,000        $         0
        SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION
     Cash paid during year for:
        Interest                                                    0             48,000


       The accompanying notes are an integral part of these financial statements


                                ADATOM.COM, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2000

                                   (Unaudited)


1.       ACCOUNTING POLICIES

Unaudited Interim Financial Information

      The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and the applicable rules of the Securities and Exchange Commission. Accordingly, financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month periods ended June 30, 2000 June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.


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


Legal Proceedings

         From time to time Adatom.com, Inc. (the Company) is subject to legal proceedings and claims in the ordinary course of business, including claims alleging infringement of trademarks, copyrights and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have individually or in the aggregate a material adverse effect on its business, prospects, financial condition or operating results.


Net Loss Per Share

      Net loss per share basic and diluted is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the impact of stock options and warrants, as the effect of their inclusion is antidilutive as of the periods reported on.



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Statements in this Form 10-QSB and the following "Management's Discussion and Analysis or Plan of Operations" that are not statements or descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Words such as "expect," "intends," "believes," "plans," "anticipates" and "likely" also identify forward-looking statements. All forward-looking statements are based on current facts and analyses. Actual results may differ materially from those currently anticipated due to a number of factors including, but not limited to, history of operating losses, anticipated future losses, competition, future capital needs, the need for market acceptance, dependence upon third parties, disruption of vital infrastructure and intellectual property rights, government regulation, and other risks. See the section entitled "MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -Risk Factors" for a discussion of some of those risks. All forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995. Additional information on factors that may affect the business and financial results of the Company can be found in filings of the Company with the Securities and Exchange Commission.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.


GENERAL

About Adatom.com, Inc.

         Adatom.com, Inc. is a growing creator of electronic marketplaces world-wide, enabling the most direct interfaces between buyers and sellers. Currently, these marketplaces range from an Internet superstore (www.adatom.com) in the United States to an evolving global network connecting the China marketplace to the world. Adatom has substantive relationships in China, including strategic partnerships with the China Product Trade Net Center, the Yangling Agricultural Hitech Zone, ShenZhen Bay Industrial, Education and Research Center and the China Federation of Industrial Economics. Adatom's Internet superstore (www.adatom.com) offers more than three million items for the home, the individual and the office with a comprehensive mix of name brand products in 29 product categories. Adatom.com also provides branded e-Commerce solutions to other online retailers through its proprietary e-Commerce Solution Program (ESP) based on a turnkey model of Web site enablement, customer service and fulfillment.

WWW.Adatom.com

         The Company has created an Internet-based retail store, WWW.ADATOM.COM, where most goods flow directly from suppliers to the consumers. The Company also outsources warehouse facilities for stocking certain products and filling demand from this inventory where it is more practical to do so. The system attempts to reduce costs and expenses by removing the need for middlemen. In addition to its superstore site, Adatom provides ancillary services such as website development, administrative support and e-commerce infrastructure to other retailers who desire to sell their products on the Internet. The Company's revenues are derived principally from the sale of goods to consumers and businesses. All sales and their corresponding expenses are recognized as revenues when the goods are shipped to the customer.

Adatom.com E-commerce Solution Program (ESP)

         ESP is a business to business e-commerce program designed to work with companies and individuals seeking to gain an instant presence in the e-commerce marketplace by creating a branded store. The Company is an e-commerce enabler and provides all of the associated fulfillment services. The ESP affiliate receives a commission on sales which allows companies to launch their "own" stores without the start-up burdens and high development costs often associated with such ventures. The responsibility and cost of customer acquisition is borne by the ESP affiliate while the costs incurred by the Company will be relatively low. Products, order management systems, and customer support representatives will be shared with other e-tailers, including WWW.ADATOM.COM. ESP is anticipated to receive significant attention in the marketplace, through its ability to quickly and efficiently launch new e-tailers. The ESP program was launched in January 2000, with the first customer iEntertainment Network. To date the Company has signed 84 ESP contracts, but has not yet received any significant revenue from them. However, the Company expects significant revenues in the last Quarter of 2000.

Global Ecommerce Marketmaker Solutions (GEMS)

         Adatom's role as a global ecommerce marketmaker is in its early developmental stages. In March 2000, Adatom signed an exclusive joint venture agreement with the CPTNC (China Product Trade Net Center) to form a US-China marketplace. The CPTNC was formed by the Chinese government to facilitate the systematic and efficient distribution of Chinese manufactured goods. A second agreement was signed in April 2000 between Adatom and YAHIDZ (Yangling Agricultural Hi-Tech Industrial Demonstration Zone) to develop and implement an agricultural electronic marketplace to source and sell agricultural farm machinery, seeds, fertilizer, pesticides and crops. Adatom has also signed a third agreement with ShenZhen Bay Industrial, Education and Research Center (SBIERC) to develop and facilitate an electronic marketplace with China Hi-Tech Exchange Network and China IT Product Purchasing Net for international e-commerce. Adatom.com signed a fourth agreement in May 2000 with China Federation of Industrial Economics (CFIE), to establish and develop an electronic marketplace for a marketing, sale, and distribution system between China and the U.S.


CHINA JOINT VENTURES

         In March 2000, the Company signed an exclusive agreement with the China Product Trade Net Center (CPTNC). The CPTNC is an organization officially launched in 1997 with the support of several Chinese governmental and private institutions to facilitate increased sales and ensure systematic and efficient worldwide distribution of Chinese manufactured goods.

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

          This joint venture is presently conducting business through manual methods, receiving and sourceing products and service requests from both China and the US. implementation of the e-commerce network is in process and remains subject to submission of a mutually acceptable business plan. Present plans are for the GEMS revenues to begin in the fourth quarter of 2000.

         In August Adatom.com, Inc. was selected as an exclusive agent by the CPTNC, to obtain a turn-key operation including equipment, technology and training for the implementation of fiber optics production in China at an estimated cost of $150,000,000 (150 million dollars) U.S.

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

         Adatom.com has established a joint venture agreement with the ShenZhen Bay Industrial, Education and Research Center (SBIERC) to develop and facilitate an electronic marketplace with China Hi-Tech Exchange Network and China IT Product Purchasing Net for international e-commerce. This electronic marketplace will provide information on products and business opportunities related to hi-tech products, electronics and information technology. In addition to the e-commerce enablement, the cooperation will develop an online hi-tech education platform and will establish a venture capital fund to invest in the activation of Chinese hi-tech companies. Furthermore, a "Global Economic Network Forum" will be instituted to educate and inform on economic strategy development, industry orientation, new century network technology and human resources. Located in South China, SBIERC is an elite high-tech industrial park that was founded by city government officials of ShenZhen - the leader in China for industrial products; the unparalleled management team at Peking University - the top University in China with a strong industrial sector; and Hong Kong Science and Technology University - the most westernized hi-tech University in China. SBIERC will work exclusively with Adatom and will contribute financial resources to enable the Company to establish an instant e-commerce presence for SBIERC. The time table for implementation of this joint venture has not been finalized, will require various China business licenses and is also subject to mutually acceptable business plan.

         Adatom.com has established a joint venture agreement with China Federation of Industrial Economics (CFIE) a national organization that oversees and coordinates all Chinese trade associations. The network consists of hundreds of trading associations such as the Electronic Association of China, The Chinese Textile Association and the Chinese Toy Manufacturers Associations, etc. from various industries and offers the best product prices on the market. China Telecom and China Broadcasting will participate. CFIE is unique as a national organization.

They coordinate all Chinese trade associations and most of the large companies in China are members.

OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

         During the second quarter of 2000, the Company continued its activities of establishing and marketing its Adatom Ecommerce Solution Program (ESP) and building brand name recognition through its superstore with affiliate programs and agreements with web shopping portals. During the second quarter Adatom consummated three significant agreements with three different major Chinese organizations discussed above. During 2000 the major promotion offered by Adatom.com was free shipping on orders.

         The following table indicates the first six months user sessions, orders received, and revenue for 1999 compared with 2000.


------------------------------------------------------------------------------------
                                                     No. of Orders
                              User Sessions            Received             Revenue
------------------------------------------------------------------------------------

1st  Six months 1999              429,350                1,882              $261,000
------------------------------------------------------------------------------------
1st Six months 2000             3,057,397                7,176              $888,000
------------------------------------------------------------------------------------
Change 2000 vs. 1999            2,628,047                5,294              $627,000
------------------------------------------------------------------------------------


         User sessions have increased by 612% from the first half of 1999 to the first half of 2000. During that same time period the number of orders increased 281% and revenue increased approximately 240%. The Company has seen steady quarter over quarter growth in user sessions, as can be seen in the following chart.


                     ADATOM.com

              User Sessions by Quarter
              ------------------------

          Fourth Quater 1998         53,490
          First Quarter 1999         62,743
          Second Quarter 1999       366,607
          Third Quarter 1999        517,548
          Fourth Quarter 1999     1,078,633
          First Quarter 2000      1,485,476
          Second Quarter 2000     1,571,921


RESULTS OF OPERATIONS:

         SIX MONTHS PERIODS ENDING JUNE 30, 2000 AND 1999. Revenues of approxi-mately $888,000 were generated during like period ended June 30, 2000, an increase of approximately 240% compared to revenues of $261,000 during the period ended June 30, 1999. This increase in revenue is attributable to the growth of sales in the Company's superstore. During the same period the number of orders increased 281%.

         During the first six months the Company offered free shipping on orders to build the customer base and brand name recognition. We believe that this promotion was successful in increasing order volume and building brand awareness. The freight costs incurred during this promotion reduced gross profit. Management anticipated this impact and believed that the expected increase in customers, customer satisfaction, and brand name recognition justified the cost incurred. The average cost of this program is approximately $21.30 per order.

         According to a study of 400 online retailers by Shop.org and the Boston Consulting Group. "The average Net pure-play spent $82 to acquire a customer last year, a 95 percent increase over the $42 spent on average in 1998." The study goes on to say "Online firms spent an unsustainable 119 percent of their revenues on marketing last year."

         Adatom continues to show order increases from the investment in free shipping as a less costly and more effective method of converting user sessions into orders versus traditional off line customer acquisition costs i.e. advertising.

         As of June 30, 1999 the Company had gross margins of 9.2%. The gross margin as of June 30, 2000 was 3.0% including free shipping. For the first quarter of 2000 the Company had a gross margin of 2.2%. The gross margin for the second quarter of 2000 was 3.8%. Again this is with free shipping which is being eliminated in the third quarter of 2000.

         Given the new capabilities at our web site we will do selective shipping promotions seeking to increase margin as well as continue to stimulate sales.

         Total operating expenses for the first two quarters and first half of 1999 and 2000 are shown in the following table.



           Analysis of Operating Expenses 1999 vs. 2000

                      1999        2000       Variance       % Change

1st  quarter        $320,000   $2,188,000   $1,868,000        584%
2nd  quarter         587,000    2,051,000    1,464,000        249%
Six months           907,000    4,239,000    3,332,000        367%


While there has been a significant increase in operating costs from 1999 to 2000 the rate of growth is slowing and there was a 6.3% decrease from the first quarter to the second quarter of 2000. This modest decrease reflects management's commitment to control cost and maximizes the use of funds, as well as the scalability of our model as volume increases. The decrease in cost occurred at the same time there was an increase in user sessions and orders. The comparative year-to-date increase reflects the necessary expenses of growing and expanding the business and is primarily the result of putting into place the processes and personnel required to support increased orders and sales levels. The chart below highlights some of the more significant cost areas. The increased salaries and related expenses are due to increased headcount to handle business growth, increased requirements in ESP and to position the Company to begin to embark on its GEM program. Rent increased to accommodate the larger staff and phone costs increased as call volume increased. In the early stages of a company's development it may need to invest substantial amounts in capital equipment and infrastructure, which may seem to be relatively high compared to reoccurring operating costs. Adatom has hired a Chief Technology Officer, a controller, and a Vice President of Operations since the second quarter of last year, which has also caused an increase in compensation expense over the year earlier period. Additionally the President started being compensated for his services in the last half of 1999. The increased legal and accounting expense reflects the effect of additional legal advisors and assistance needed in connection with the Company's growing business, periodic financing transactions, and regulatory filings.



---------------------------------------------------------------------------------------------------------
   Analysis of Selected S G & A Expenses:            6/30/00        6/30/99       VARIANCE       % CHANGE
---------------------------------------------------------------------------------------------------------

Payroll                                            $1,397,000      $229,000      $1,168,000         510%
On Line Advertising                                   196,000       138,000          58,000          42%
Rent                                                  199,000        49,000         150,000         306%
Insurance (health)                                    159,000        10,000         149,000        1490%
Legal & Accounting Svc                                302,000        94,000         208,000         221%
Telephone                                              97,000        28,000          69,000         246%
                                             ------------------------------------------------------------
                                                   $2,350,000      $548,000      $1,802,000         329%
---------------------------------------------------------------------------------------------------------


The following table depicts staffing levels at each month end during the second quarter 2000 and 1999. Staffing increased in the second quarter 1999 from 11 in May to 18 in June. During the same time period in 2000 staffing decreased from 64 to 57. The increase from June 30, 1999 to June 30, 2000 is 39 persons, or 217%.


         -----------------------------------------------------------------------------------------
         TOTAL EMPLOYEES
         (BOTH FULL & PART TIME)                   Q2-1999          Q2-2000               VARIANCE
         -----------------------------------------------------------------------------------------

         APRIL                                        11              61                     50
         -----------------------------------------------------------------------------------------
         MAY                                          11              64                     53
         -----------------------------------------------------------------------------------------
         JUNE                                         18              57                     39
         -----------------------------------------------------------------------------------------



         During the next nine months the Company may hire a number of additional employees. We anticipate that most SG&A expenses will continue to increase. Management will continue to monitor cost and staffing to keep expenditures as low as possible consistent with execution of the business plan.

         Other income (expense) increased approximately 50% to $9,000 in 2000 from $6,000 in 1999.

         Net loss increased by approximately 3,788% from $878,000 in the first six months of 1999 to $4,204,000 in the first six months of 2000. Net Losses decreased from the first Quarter 2000 to the second quarter of 2000 by 6.6%.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had cash of approximately $15,000. During July 2000 certain officers (see page E- 1 of this document) loaned to the Company $135,000. During August 2000 an additional $42,000 was loaned by certain of the offices to the Company. On July 31, 2000 certain senior officers elected to defer compensation, in the aggregate amount of approximately $70,000, until such time as additional funding was available.

         Since its inception, our business has incurred significant losses, and as of June 30, 2000, had an approximate accumulated deficit of $18,857,000. As a result, there is an uncertainty about the Company's ability to continue as a going concern, which was stated in our auditor's report on the Company's financial statements for the 1999 fiscal year. The Company is expected to incur operating losses for the foreseeable future due to a high level of expenditures in the areas of operations, website development and other investments designed to enhance the Company's products and services and maintain Internet capabilities. The Company intends to increase marketing and promotional spending in an effort to increase revenues from its superstore. However, we cannot be sure that the Company will generate sufficient revenues to ever achieve or sustain profitability.

         The operations of the Company are still subject to all the risks inherent in the establishment of a new business enterprise, including the absence of a substantial operating history. The likelihood of the success of the Company must be considered in light of the uncertainties, expenses, and delays frequently encountered in connection with the development of any new business.

         There was a net decrease in cash during the first six months of 2000 of $94,000. Net cash used in operating activities primarily consisted of the Company's net loss of approximately $4,204,000. Additionally, accounts payable decreased by $452,000, inventory increased by $188,000, customer deposits decreased by $201,000, and other sources of cash equaled an increase of $237,000 resulting in net cash used in operations of $4,808,000. The decrease in customer's deposits represents a management decision to match as closely as possible the charging of the customer's credit card with the actual shipment of the order. Management believes that the customer's shopping experience at Adatom is enhanced with this change.

         Net cash used in investing activities during the first six months of 2000 was approximately $643,000, $500,000 of which was the Company's investment in the CPTNC joint venture and $144,000 related to acquisition of fixed assets.

         Net cash from financing activities was $5,357,000 for first half of 2000. In December 1999, Mr. Barton, the President and CEO made short-term non-interest bearing loans in the amount of $500,000 to the Company for working capital purposes. Mr. Barton also made an additional non-interest-bearing loan on February 1, 2000 in the amount of $200,000, also for working capital purposes. In February 2000, Adatom.com issued 172,057 shares of common stock to Mr. Barton in settlement of $500,000 of these notes payable. In March 2000 the remaining $200,000 was repaid.

         Mr. Barton made another loan to the Company of $200,000 during the month of May 2000. Michele Ware, a Vice President of the Company made a loan of $115,620 during the month of June. Both of these loans were outstanding as of June 30, 2000 and represent $316,000 of the net cash provided by financing activities. Both of these loans are outstanding as of August 14, 2000.

         During the month of July, Mr. Barton loaned the Company $105,000, Dr. Jagannathan the Executive Vice President and Chief Technology Officer loaned the Company $10,000, and Ms. Ware loaned the Company $20,000. During the month of August Ms. Ware loaned the Company $42,000. Total loans outstanding to officers of the Company amount to $493,000 all of which are unsecured. Officers have no commitment to make additional loans in the future.

         During March 2000, the Company executed documents for a private placement of two million shares of common stock yielding proceeds of $4 million. The sale was made to several accredited investors. The Company used the proceeds for working capital, including the payment of accrued liabilities of approximately $1.5 million.

         During June 2000, the Company issued 1,100 shares of its Series A Convertible Preferred Stock. Each share of Preferred Stock has a stated value of $1,000 and is convertible into common stock at a conversion price equal to 85% of the average of the two lowest closing bid prices of the common stock on the Nasdaq SmallCap Market over the ten trading days preceding the date of conversion ("Market Price") subject to a maximum conversion price of 115% of the Market Price on the issue date of June 22, 2000, or $2.03. The number of shares of common stock that may be acquired upon conversion is determined by dividing the stated value of the number of shares of Preferred Stock to be converted by the conversion price. Also, certain additional amounts calculated on the basis of 6% of the stated value from June 22, 2000, the issue date of the Preferred Stock, to the date of conversion would also be converted into common stock using the same formula.

         Since there is no minimum conversion price, the number of shares of common stock that holders of preferred stock may acquire upon conversion would simply continue to increase if the stock price declines. Since upon conversion holders of Preferred Stock acquire common stock for at least a 15% discount to the market price, they have an incentive to sell these shares of common stock at market price either concurrently with, or shortly after, conversion, in order to profit from the difference between the market price and the discounted conversion price. The holders of the preferred stock also could engage in short sales of our common stock, after delivering a notice of conversion to us, which could contribute to a decline in the market price of the common stock and give them the opportunity to profit from that decrease by covering their short position with shares acquired upon conversion for at least a 15% discount to the prevailing market price. The conversion of the preferred stock and subsequent sale of a large number of shares of common stock acquired upon conversion during periods when the market price of the common stock declines, or the possibility of such conversions and sales, may exacerbate the decline or impede increases in the market price of the common stock.

         Net proceeds of $1,030,000 from the issuance of Preferred Stock was used for working capital purposes and together with the $4,000,000 accounts for the balance of the $5,357,000 cash provided by financing activities.



         Additional funds will be needed to grow the business. Adequate funds for these and other purposes on terms acceptable to the Company, whether through additional equity financing or other sources, may not be available when needed or may result in significant dilution to existing stockholders. Furthermore, the Company's lack of tangible assets to pledge as security for debt financing could prevent the Company from obtaining bank or similar debt financing. Failure to obtain adequate financing would have a material adverse effect on the Company and could result in cessation of the

Company's business. The Company estimates that it will require a minimum of at least $5,500,000 in additional capital to adequately implement its business plan and sustain and expand its sales and marketing activities through December 31, 2000. The Company cannot be sure that it will be able to raise these funds.


         At this time the Company anticipates that an additional investment of $20.0 million will be needed to fund the CPTNC joint venture and an investment of $7.5 million will be need to fund the YAHIDZ joint venture and $12.5 million will be needed to fund the ShenZhen (SBIERC) joint venture and $15.5 million will be needed to fund the CFIE joint venture. The Company is pursuing raising the necessary fund in Asian and Europen markets, in addition to U.S. markets. The Company cannot provide any assurance that it will be able to raise these funds.


RISK FACTORS

         The risks described below are not the only ones facing our company. Additional risks not presently, known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and stockholder values of the company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading. For those statements, the Company is relying on the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors could affect the future results of the company, and could cause results to differ materially from those expressed in such forward-looking statements.


WE HAVE A HISTORY OF LOSSES AND EXPECT CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

Adatom, Inc was incorporated in October 1996 but did not begin to generate Internet revenues until October 1998. Accordingly, we have had only a limited operating history upon which to evaluate our business and prospects. We will encounter risks and difficulties that are frequently encountered by early stage companies in new and rapidly evolving markets. Many of these risks are described in more detail in this section. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be harmed. We have incurred significant losses, as of March 31, 2000 the accumulated deficit was $16,825,000. The accumulated deficit as of June 30, 2000 was $18,857,000. The accumulated deficit as of June 30, 1999 was $2,821,000. The Company incurred net losses of $2,173,000 for the quarter ended March 31, 2000 and $2,031,000 for the quarter ended June 30, 2000, for year to date losses of $4,204,000. The net loss for the quarter ended March 31, 1999 was $298,000 and the net loss for the quarter ended June 30, 1999 was $585,000, for year to date losses as of June 30, 1999 of $883,000. There is an uncertainty about our ability to continue as a going concern. We anticipate our losses will increase from current levels because we intend to increase our costs and expenses related to:

   o brand development, marketing and other promotional activities to increase our revenue;

   o the expansion of our inventory management and order fulfillment infrastructure;

   o the continued development of our Web site, transaction-processing systems and network infrastructure;

   o  the expansion of our product offerings and Web site content; and

   o  strategic relationship development.

         Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future. We are an early stage company and expect to incur substantial operating losses for the foreseeable future as we incur significant operating expenses and research and development expenses and make investments, to enhance our line of products and services and establish Internet capabilities. We may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.


WE WILL NEED ADDITIONAL FINANCING TO FUND OUR BUSINESS AND THE FAILURE TO OBTAIN FINANCING WOULD MOST LIKELY RESULT IN CESSATION OF OUR BUSINESS.

         We are dependent upon raising additional capital for working capital and to finance our future plans for expansion. We estimate that we will require a minimum of $5.5 million to adequately implement our business plan and sustain and expand our sales and marketing activities through December 31, 2000. We have experienced negative cash flow from operations from our inception and expect to experience significant negative cash flow from operations for the foreseeable future. We need additional funds to sustain and expand our sales and marketing activities and arrangements, particularly if there is a shift in the type of Internet services that are developed and ultimately receive customer acceptance. Adequate funds for these and other purposes on terms acceptable to us, whether through additional equity financing, debt financing or other sources, may not be available when needed or may result in significant dilution to existing stockholders.

         Failure to obtain financing would most likely result in cessation of our business. Our lack of tangible assets to pledge has to date prevented us from obtaining bank or similar debt financing, and will probably continue to do so in the future. In their reports on the audits of our financial statements for each of the years in the two-year period ended December 31,

1999, our independent auditors included an explanatory paragraph in each of their reports because of the uncertainty that we could continue in business as a going concern. Any raise of additional capital will dilute all of our stockholders.

         We estimate that approximately $55.5 million will be required to fund the four separate joint venture agreements signed with the four Chinese organizations.


OUR COMMON STOCK PRICE MAY BE VOLATILE.

         The market price for our Common Stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:


   o  actual or anticipated variations in our quarterly operating results;

   o announcements of technological innovations or new products or services by us or our competitors;

   o  changes in financial estimates by securities analysts;

   o  conditions or trends in the Internet and/or online commerce industries;

   o changes in the economic performance and/or market valuations of other Internet, online commerce or retail companies;

   o announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

   o  additions or departures of key personnel;

   o  potential litigation.

         The market prices of the securities of Internet-related and online commerce companies have been especially volatile. Broad market and industry factors may adversely affect the market price of our Common Stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of their stock, many companies have been the subjects of securities class action litigation. If we were sued in a securities class action, we could incur substantial costs and a diversion of management's attention and resources could have an adverse affect on our stock price.


IF WE CANNOT SATISFY NASDAQ'S MAINTENANCE REQUIREMENTS, IT MAY DELIST OUR COMMON STOCK FROM ITS SMALLCAP MARKET AND WE MAY NOT HAVE AN ACTIVE PUBLIC MARKET FOR OUR COMMON STOCK. THE ABSENCE OF AN ACTIVE TRADING MARKET WOULD LIKELY MAKE THE COMMON STOCK AN ILLIQUID INVESTMENT.

         Our common stock is quoted on the Nasdaq SmallCap Market. To continue to be listed, we are required to maintain net tangible assets of $2,000,000 or a market capitalization of $35 million and our common stock must maintain a minimum bid price of $1.00 per share. From time to time our stock has had a minimum bid price of less than $1.00 per share. We may not be able to continue to satisfy those requirements. If this occurs, trading in the common stock would be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the "OTC Bulletin Board Service." As a result, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of, our shares.

         The conversion of our convertible preferred stock may have consequences that could cause Nasdaq to delist our common stock. The conversion of our preferred stock and resale of the common stock acquired upon conversion, or the possibility of the conversion of our preferred stock and resale of our common stock, may depress or inhibit increases in the market price of our common stock. As a result, the minimum bid price for our common stock may decline below $1.00. Nasdaq also may delist our common stock if it deems it necessary to protect investors and the public interest. If Nasdaq determines that the returns on our convertible preferred stock are excessive compared with the returns received by the holders of our common stock, and those excess returns were determined to be egregious, Nasdaq could delist our common stock.


IF OUR COMMON STOCK IS DELISTED, IT MAY BECOME SUBJECT TO THE SEC'S "PENNY STOCK" RULES AND MORE DIFFICULT TO SELL.

         SEC rules require brokers to provide information to purchasers of securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the Nasdaq Stock Market. If our common stock becomes a "penny stock" that is not exempt from these SEC rules, these disclosure requirements may have the effect of reducing trading activity in our common stock and making it more difficult for investors to sell. The rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny market. The broker must also give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation. The SEC rules also require a broker to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction before a transaction in a penny stock.


RISK OF INTERNATIONAL EXPANSION.

         We plan to expand our presence in foreign markets especially China. We have relatively little experience in purchasing, marketing and distributing products or services for these markets and may not benefit from any first-to-market advantages. It will be costly to establish international facilities and operations, promote our brand internationally, and develop localized Web sites and stores and other systems. We may not succeed in our efforts in these countries. If revenues from international activities do not offset the expense of establishing and maintaining foreign operations, our business prospects, financial condition and operating results will suffer. As the international online commerce market continues to grow, competition in this market will likely intensify.

         In addition, governments in foreign jurisdictions may regulate Internet or other online services in such areas as content, privacy, network security, encryption or distribution. This may affect our ability to conduct business internationally.

WE FACE RISKS AND UNCERTAINTIES WITH RESPECT TO OUR PROPOSED JOINT VENTURES IN CHINA.

         Our agreements with the CPTNC, SBIERC, CFIE, and YAHIDZ contemplate the formation of joint ventures in China. We may not be successful in establishing any of these joint ventures. We may not succeed with either of these joint ventures or in entering the China market, and each venture will be subject to all of the risks attendant to a start-up business as well as those specific to operating in China. The risks attendant to a start-up business are similar to those relating to our existing business. We will be subject to various risks relating to operating in China, including:
o        various new and unfamiliar regulatory requirements;
o the risks of being subject to a different legal system in which prior court decisions may not have as much precedential value as in common law countries;
o the risk of inadequate or inconsistent enforcement of intellectual property rights;
o        issues relating to currency exchange;
o fluctuations in exchange rates and restrictions on repatriation of currency;
o the risks associated with doing business in a country with a more volatile economy; o the effects of possible political and economic changes and disruptions;
o establishment of and change in government policies and regulations regarding the use of the internet, including taxation, censorship and personal privacy issues;
o        tariffs and other barriers;
o        difficulties in staffing and managing foreign operations.

         We also face the risk of diverting management and other personnel from our existing business to development of the joint ventures. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be harmed.


WE DEPEND HEAVILY UPON MARKETING ARRANGEMENTS. WITHOUT THEM, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

         We rely heavily on certain marketing arrangements with other companies that have websites to attract shoppers to purchase our products. We have entered into marketing arrangements with a number of existing organizations with a definable user base. Our ability to generate revenues from online commerce depends, among other things, upon the increased traffic, purchases, advertising and sponsorships that we generate through our marketing arrangements. We cannot be sure that other companies will continue these relationships with us, or, if continued that they will be on terms favorable to us. Our inability to enter into new marketing arrangements or to maintain our existing arrangements would have a material adverse effect on us.

WE RELY ON SUPPLIERS FOR OUR RETAIL MERCHANDIZE AND SHIPMENTS TO CUSTOMERS. LOSS OF THESE RELATIONSHIPS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         Our current suppliers may not continue to sell merchandise to us on current terms. We may not be able to maintain our current arrangements with suppliers or be able to establish new or extend current supplier relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. Loss of these relationships could have a material adverse effect on us. We also rely on most of our suppliers to process and ship merchandise directly to customers and where required to install merchandise on our customers' premises. We have limited control over the shipping procedures of our suppliers, and shipments by these suppliers have at times been subject to delays. If the quality of service provided by such suppliers falls below a satisfactory standard or if our level of returns exceeds our expectations, our business will be materially adversely affected.


OUR FUTURE OPERATING RESULTS ARE UNPREDICTABLE AND FLUCTUATIONS IN OUR QUARTERLY RESULTS MAY CAUSE VOLATILITY IN OUR STOCK VALUATION.

         As a result of our limited operating history, it is difficult to accurately forecast our net sales and we have limited meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our operating plans and estimates of future net sales, and our expenses are to a large extent fixed. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. We may also be unable to increase our spending and expand our operations in a timely manner to adequately meet customer demand to the extent it exceeds our expectations. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside of our control which include, without limitation:
o our ability to attract new customers at reasonable cost and at a steady rate, retain existing customers, or encourage repeat purchases and maintain customer satisfaction;
o decreases in the number of visitors to our Web site or our inability to convert visitors to our Web site into customers;
o        seasonality;
o our ability to manage inventory levels and to manage fulfillment operations;
o our inability to adequately maintain, upgrade and develop our Web site, transaction-processing systems or network infrastructure;
o the announcement or introduction of new sites, services and products by our competitors;
o        price competition in the industry;
o        the level of merchandise returns experienced by us;
o        the level of traffic on our web site;
o        fluctuations in the amount of consumer spending;

o the termination of existing, or failure to develop new, strategic marketing relationships pursuant to which we receive exposure to traffic on third-party Web sites;
o        increases in the cost of online or offline advertising;
o our ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner or retain existing personnel;
o the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure;
o unexpected increases in shipping costs or delivery times, particularly during the holiday season;
o the level of use of the Internet and online services and increasing consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by us;
o        technical difficulties, system downtime or Internet brownouts;
o        changes in gross profit margins or product mix;
o effects of acquisitions and other business combinations and related integration issues;
o failure to maintain good relationships with our business partners and suppliers;
o government regulations related to use of the Internet for commerce;
o general economic conditions and economic conditions specific to the Internet, online commerce.

         A number of factors will cause our gross margins to fluctuate in future periods, including the mix of product sold by us, inventory management, inbound and outbound shipping and handling costs, the level of product returns and the level of discount pricing and promotional activity. Any change in one or more of these factors could materially and adversely affect our gross margins and operating results in future periods. We expect that we will experience seasonality in our business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns. Internet usage and the rate of Internet growth may be expected to decline during the summer. Further, sales in the traditional retail industry are significantly higher in the fourth calendar quarter of each year than in the preceding three-quarters. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Additionally it is likely that in one or more future quarters our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock would likely be materially adversely affected.


WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE THE GROWTH OF OUR BUSINESS.

       Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations and have grown the headcount substantially. At June 30, 1999, Adatom had a total of 18 employees full and part time combined and at June 30, 2000, we had a total of 57 employees full and part time combined. This growth has placed, and our anticipated future operations will continue to place, a strain on our management, information systems and resources. As a result, during the remainder of 2000, we intend to increase our headcount and to install new Enterprise Resource Planning (ERP) systems with new Accounting and Financial Reporting Systems. We anticipate expanding our financial and management information systems to accommodate new data. If we fail to successfully implement and integrate our new financial reporting and management information systems with our existing systems or if we are not able to expand these systems to accommodate our growth, we may not have adequate, accurate or timely financial information. Our failure to have such information would hinder our ability to manage our business and operating results. If we grow rapidly, we will face additional challenges in upgrading and maintaining our financial and reporting systems. A failure to successfully implement and integrate these systems would adversely affect our business. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. In addition, we will need to continue to expand, train and manage our already growing employee base. Furthermore, we expect that we will be required to manage multiple relationships with various vendors and other third parties. To manage the expected growth of our operations and personnel, we will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls. Further, we will be required to maintain and expand our relationships with various merchandise manufacturers, distributors, Internet and other online service providers and other third parties necessary to our business. If we are unable to manage growth effectively, our business will be materially adversely affected.


IF WE EXPERIENCE PROBLEMS WITH OUR THIRD PARTY SHIPPING SERVICES, WE COULD LOSE CUSTOMERS.

         We rely upon third-party carriers, primarily UPS, for product shipments, including shipments to and from our warehouse. We are therefore subject to the risks, including employee strikes and inclement weather associated with these carriers' ability to provide delivery services to meet our shipping needs. In addition, failure to deliver products to our customers in a timely manner would damage our reputation and brand identity.


THE LOSS OF KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

         Our performance will be substantially dependent on the continued services and on the performance of our senior management, particularly Richard Barton, President, Chief Executive Officer, and Chairman of the Board, and Sridhar Jagannathan, Chief Technical Officer and Executive Vice President. Two of our senior management team joined us during the last half of 1999. They are the Controller and the Vice President of Operations. Our future success depends on these officers effectively working together with our original management team. Other than the President, none of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. We do not have any "key person" life insurance policies covering any of our employees. Our performance depends on our ability to compensate, retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on us. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled officers and technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we may not be able to successfully attract, compensate, assimilate, or retain sufficiently qualified personnel. This inability could have a material adverse effect on us.


WE MAY BE UNABLE TO PROTECT OUR TRADEMARKS AND PROPRIETARY RIGHTS, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

                  Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We regard our copyrighted material, service marks, trademarks, trade secrets, and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have the registered trademarks "Adatom" and "Discovering New Shopping Dimensions" in the United States and have a trademark application pending for the mark "Adatom Home Dimensions." We cannot be sure that we will be able to secure significant protection for these trademarks. It is possible that our competitors or others will adopt product or service names similar to "Adatom" and our other trademarks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. We generally have entered into agreements containing confidentiality and non-disclosure provisions with our employees and consultants and have limited access to and distribution of our software, documentation and other proprietary information. We cannot be sure that the steps taken by us will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. Notwithstanding the precautions taken by us, it might be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford us little or no effective protection of our intellectual property. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In the future, we may also need to file lawsuits to enforce our intellectual property rights, protect our trade secrets, and determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on us. We also rely on a variety of technology that is licensed from third parties, including our database and Internet server software, which is used in our web site to perform key functions. These third party technology licenses may not continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing our proprietary software enhancements and new developments until equivalent technology could be identified, licensed or developed and integrated. Any such delays would have a material adverse effect on us.

PROTECTION OF DOMAIN NAME IS UNCERTAIN.

         We currently hold various Web domain names relating to our brand, including the "ADATOM.com" domain name. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the current exclusive registrar for the ".com",".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change. Such changes in the United States are presently expected to include a transition from the current system to a system that is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.


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


OUR BUSINESS MAY SUFFER IF OUR SYSTEMS FAIL OR IF THE SYSTEMS OF OUR BUSINESS PARTNERS FAIL.

         We presently have limited redundant systems. We do not have a complete disaster recovery plan and carry limited business interruption insurance to compensate us for losses that may occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. Our ability to successfully receive and fulfill orders and provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. In addition, any disruptions of those web sites or at the web sites of other companies where we market goods or have a website link could have a material adverse effect on us and the volume of sales generated. The occurrence of any of the foregoing risks could have a material adverse effect on us.


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


YEAR 2000 UPDATE

         Through the first six months of the calendar year 2000, we have not experienced any significant problems associated with the Year 2000 issue. Although it appears that the Year 2000 issue will not have a significant adverse affect on us, we continue to monitor the Year 2000 compliance of our internal systems. Undetected errors in our internal systems that may be discovered in the future could have a material adverse affect on our business, operating results or financial condition.


OUR BUSINESS STRATEGY REQUIRES CONTINUED GROWTH OF ONLINE COMMERCE. IF ON-LINE COMMERCE DOES NOT CONTINUE TO GROW, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED

         Our future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and online services as a significant medium of commerce by consumers. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon, and we cannot be sure that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and online services as a medium of commerce. We rely on consumers who have historically used traditional means of commerce to purchase merchandise. For us to be successful, these consumers must accept and utilize novel ways of conducting business and exchanging information. Moreover, critical issues concerning the commercial use of the Internet, such as ease of access, security, privacy, reliability, cost and quality of service, remain unresolved and may affect the growth of Internet use or the attractiveness of conducting commerce online. In addition, the Internet and online services may not be accepted as a viable commercial marketplace for reasons relating to the adequacy of technology. To the extent that the Internet and online services continue to experience significant growth, we cannot be sure that the infrastructure of the Internet and online services will prove adequate to support increased user demands. Difficulties with the telecommunications used to support the Internet or online services also could result in slower response times and adversely affect usage of the Internet.


OUR MARKETS ARE HIGHLY COMPETITIVE.

         The online commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new Web sites at a relatively low cost. We currently or potentially compete with a variety of other companies, including:
o major "brick and mortar" retailers such as Macys, J.C. Penney's, Nordstrom's, and Target;
o online efforts of these traditional retailers, including the online stores operated by Macy, J. C. Penney, Toys R Us, and Wal-Mart, Sears;
o        catalog retailers;
o vendors or manufacturers that currently sell certain of their products directly online, such as Mattel;
o other online retailers such as Amazon.com, Taydo.com, Furniture.com, CDnow, Beyond.com and Reel.com;
o on line stores that have a presence on Internet portals and online service providers that feature shopping services, such as AOL, Yahoo!, Excite and Lycos;
o        various online retailers.

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


WE MAY ENTER NEW BUSINESS CATEGORIES.

         We may choose to expand our operations by developing new departments or product categories, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of new or complementary businesses, products or technologies. We may not be successful in our efforts to expand our operations, and potential customers may not react favorably to these efforts. Furthermore, any new department or product category that is launched by us but not favorably received by consumers could damage our brand or reputation. An expansion of our business in this manner would also require significant additional expenses and expose us to additional inventory risk and development, operations and editorial resources and would strain our management, financial and operational resources and subject us to increased inventory risk.


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

         Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the algorithms used by us to protect customer transaction data. Any compromise of our security could have a material adverse effect on our reputation and on us. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may be required to expend significant additional capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our business may be adversely affected if our security measures do not prevent security breaches and we cannot assure that we can prevent all security breaches.


CREDIT CARD FRAUD.

         During the first half of 2000 we suffered losses of less than $9,000 as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with the transactions we process, that merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions would adversely affect our business.


GROWING CONCERNS ABOUT THE USE OF "COOKIES" AND DATA COLLECTION MAY LIMIT OUR ABILITY TO DEVELOP USER PROFILES.

         Our current technology uses small files of information, commonly known as "cookies", on a user's hard drive to collect information about our customers' movements through our Website. Most Internet browsers allow users to modify their browsers settings to prevent cookies from being stored on their hard drive, and small minorities of users are currently choosing to do so. Users can also delete cookies from their hard drive at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies. The reduction or limitation in the use of cookies could:
o reduce the effectiveness of our technology to gather data on our customers;
o require us to switch to other potentially less effective technology in order to gather demographic or behavioral information; and
o require us to expend financial and technological resources, originally allocated to other purposes, to create alternatives that might be unsuccessful.


WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION.

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


WE MAY BE SUBJECT TO SALES AND OTHER TAXES.

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


WE MAY BE LIABLE FOR INFORMATION RETRIEVED FROM THE INTERNET.

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


INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

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


CHILDREN'S ONLINE PRIVACY PROTECTION ACT

         Congress has enacted the Children's Online Privacy Protection Act of 1998 (COPPA) and the Federal Trade Commission ("FTC") has issued rules to implement COPPA. The main goal of COPPA and the rule is to protect the privacy of children using the Internet. Under the FTC's rules, certain commercial Web sites must obtain parental consent before collecting, using, or disclosing personal information from children under 13. The statute and rule apply to commercial websites and online services directed to, or that knowingly collect information from, children under 13. To inform parents of their information practices, these sites are required to provide notice on the site and a separate notification to parents about their policies with respect to the collection, use and disclosure of children's personal information. With certain statutory exceptions, sites will also have to obtain "verifiable parental consent" before collecting, using or disclosing personal information from children. Websites have six months from the rule's April 21, 2000 effective date to comply. A website operator must post a clear and prominent link to a notice of its information practices on its home page and at each area where personal information is collected from children. The notice must state the name and contact information of all operators, the types of personal information collected from children, how such personal information is used, and whether personal information is disclosed to third parties. The notice also must state that the operator is prohibited from conditioning a child's participation in activity on the child's disclosing more personal information than is reasonably necessary. In addition, the notice must state that the parent can review and have deleted the child's personal information, and refuse to permit further collection or use of the child's information. The COPPA regulations could reduce our ability to engage in direct marketing. The cost to the Company of complying with COPPA is not known and it is not clear what impact the regulations will have on the Company's plan to expand its business opportunities utilizing the School Savings program.

         In addition, governments in foreign jurisdictions may regulate Internet or other online services in such areas as content, privacy, network security, encryption or distribution. This may affect our ability to conduct business internationally. For example, the European Union recently enacted its own privacy regulations. The European Union Directive on the Protection of Personal Data, which became effective in October 1998, fosters electronic commerce by establishing a stable framework to ensure both a high level of protection for private individuals and the free movement of personal data within the European Union. The EU and the U.S. Department of Commerce are currently negotiating an agreement under which the privacy policies of American businesses may be deemed to be adequate under the EU Directive. Until such time as an agreement is reached, the EU has voluntarily agreed to a moratorium on enforcement of the EU Directive against U.S. businesses. The European legislation and its adoption via any agreement could adversely affect our ability to expand our sales efforts to Europe by limiting how information about us can be sent over the Internet in the EU and limiting our efforts to collect information from European users.


ADDITIONAL FINANCING FOR OUR OPERATIONS COULD ADVERSELY AFFECT HOLDERS OF OUR COMMON STOCK.

We may issue common stock or debt or equity securities convertible into shares of common stock to obtain additional financing if required. Any additional financing may result in substantial dilution to current holders of our common stock.


CONVERSION OF OUR PREFERRED STOCK, EXERCISE OF OUR OUTSTANDING WARRANTS AND OPTIONS AND SUBSEQUENT PUBLIC SALE OF OUR COMMON STOCK WHILE ITS MARKET PRICE IS DECLINING MAY RESULT IN FURTHER DECREASES IN ITS PRICE.

         As of June 30, 2000, we had outstanding 1,100 shares of Preferred Stock. Each share of Preferred Stock has a stated value of $1,000 per share and is convertible into common stock at a conversion price equal to 85% of the average of the two lowest closing bid prices of the common stock on the Nasdaq SmallCap Market over the ten trading days preceding the date of conversion ("Market Price") subject to a maximum conversion price of 115% of the Market Price on the issue date of June 22, 2000, or $2.03. The number of shares of common stock that may be acquired upon conversion is determined by dividing the stated value of the number of shares of Preferred Stock to be converted by the conversion price. Also, certain additional amounts calculated on the basis of 6% of the stated value from June 22, 2000, the issue date of the Preferred Stock, to the date of conversion would also be converted into common stock using the same formula.

         Since there is no minimum conversion price, the number of shares of common stock that holders of preferred stock may acquire upon conversion would simply continue to increase if the stock price declines. Since upon conversion holders of Preferred Stock acquire common stock for at least a 15% discount to the market price, they have an incentive to sell these shares of common stock at market price either concurrently with, or shortly after, conversion, in order to profit from the difference between the market price and the discounted conversion price. The holders of the preferred stock also could engage in short sales of our common stock, after delivering a notice of conversion to us, which could contribute to a decline in the market price of the common stock and give them the opportunity to profit from that decrease by covering their short position with shares acquired upon conversion for at least a 15% discount to the prevailing market price. The conversion of the preferred stock and subsequent sale of a large number of shares of common stock acquired upon conversion during periods when the market price of the common stock declines, or the possibility of such conversions and sales, may exacerbate the decline or impede increases in the market price of the common stock.

         In addition, we have other warrants and stock options exercisable at various prices for a total of, respectively, 5,362,902 and 1,006,050 shares of common stock.


OTHER ISSUANCES OF PREFERRED STOCK COULD ADVERSELY AFFECT EXISTING HOLDERS OF OUR COMMON STOCK.

         Under our certificate of incorporation, our Board of Directors may, without further stockholder approval, issue up to an additional 4,998,900 shares of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. We could use new classes of preferred stock as a method of discouraging, delaying or preventing a change in persons that control us. In particular, the terms of the preferred stock could effectively restrict our ability to consummate a merger, reorganization, sale of all or substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the preferred stock. We could also create a class of preferred stock with rights and preferences similar to those of our outstanding convertible preferred stock, which could result in substantial dilution to holders of our common stock or adversely affect its market price.


CONVERSION OF OUR OUTSTANDING PREFERRED STOCK AND THE EXERCISE OF OUR OUTSTANDING WARRANTS AND STOCK OPTIONS AND SUBSEQUENT PUBLIC SALE OF OUR COMMON STOCK WILL RESULT IN SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS.

Existing stockholders will experience substantial dilution in their percentage ownership of our common stock if the preferred stock is converted and warrants and stock options are exercised.




PART II  OTHER INFORMATION



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In addition to transactions previously reported, the foregoing transactions were done under Section 4(2) of the Securities Act of 1933 during and after the quarter reported on based, INTER ALIA, on representations and warranties made by the investors, the small numbers of investors solicited and the absence of any advertising or general solicitation in the process of raising funds.

         (i) On July 13, 2000, the Company issued a warrant to purchase up to 810,000 shares of common stock to Swartz Private Equity, LLC at an exercise price which varies depending on the market price of the Company's common stock, in return for a commitment to engage in a private equity transaction with the Company. The warrant includes a net exercise feature and certain registration rights for the underlying common stock;

         (ii) On July 19, 2000, the Company issued a warrant to purchase up to 20,000 and 80,000 shares of common stock, respectively, to Fahnestock & Co., and Gabriel M. Cerrone, an employee of Fahnestock & Co. at an exercise price of $2.25 per share. The warrant contains certain registration rights. The warrant issuances were made in return for past and continuing consultations with and guidance to management in connection with business financing issues;

         (iii) On June 26, 2000, the Company issued a warrant to purchase up to 100,000 shares of common stock to Jerry Deutscher at an exercise price of $2.25 per share, as a partial inducement to Mr. Deutscher to accept employment with the Company. The warrant contains certain registration rights;

         (iv) On August 10, 2000 the Company issued 166,667 shares of its common stock to Avenel Financial Group Incorporated and certain of its affiliates to resolve a claim and in return for past assistance in connection with the Company's corporate finance and marketing activities;

         (v) On July 31, 2000, the Company entered into an Investor Relations Services Agreement with The Financial Globe, Incorporated under which it agreed to issue 200,000 common shares and make certain cash payments as compensation for services rendered. The agreement contains certain registration rights;

         (vi) The Company issued promissory notes to the following officers in return for unsecured loans:

                  ------------------------------- -----------------------------
                           OFFICER                      AMOUNT AND DATE
                  ------------------------------- -----------------------------

                  Richard S. Barton               $200,000   -   May 19,  2000
                                                  $105,000   -   July 28, 2000
                  ------------------------------- -----------------------------
                  Michelle Ware                   $115,000   -   June 6,  2000
                                                  $ 20,000   -   July 31, 2000
                                                  $ 22,000   -   August 4,2000
                                                  $ 20,000   -   August 8,2000
                  ------------------------------- -----------------------------
                  Sridhar Jagannathan             $ 10,000   -   July 28, 2000
                  ------------------------------- -----------------------------



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

On May 25, 2000, the registrant held its annual meeting of stockholders. All director nominees were elected and all proposals submitted for stockholder vote were approved. The voting results are as follows:

Proposal 1.  Election Of Directors


----------------------------------------  -------------------  --------------
Nominee                                   Votes For            Votes
                                                               Withheld
----------------------------------------  -------------------  --------------
Richard S. Barton                         13,301,151           29,970
----------------------------------------  -------------------  --------------
Sridhar Jagannathan                       13,301,151           29,970
----------------------------------------  -------------------  --------------
Ralph K. Frasier                          13,301,151           29,970
----------------------------------------  -------------------  --------------
Sylvia A. Dresner                         13,301,151           29,970
----------------------------------------  -------------------  --------------
Victor W. Nee                             13,301,151           29,970
----------------------------------------  -------------------  --------------

On June 29, 2000, Sylvia A. Dresner resigned as a director and the Board of Directors reduced the size of the Board by one position.


Proposal 2.       Ratification of Appointment of Richard A. Eisner & Company,
                  LLP as Independent Auditor For 2000


----------------- ---------------- -------------------
Votes For         Votes Against    Votes Abstained
----------------- ---------------- -------------------
13,327,135        2,480            1,506
----------------- ---------------- -------------------


Proposal 3.       Approval of Warrant and Underlying Shares Issuable to Victor
                  W. Nee

----------------- ---------------- ------------------- ------------------
Votes For         Votes Against    Votes Abstained     Broker Non-Votes
----------------- ---------------- ------------------- ------------------
10,405,913        68,582           12,506              2,844,120
----------------- ---------------- ------------------- ------------------



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of Exhibits. An Exhibit Index has been filed starting on page E-1 of this Report and is incorporated herein by reference.

(b)      Reports On Form 8-K.

Registrant filed a Current Report on Form 8-K dated May 19, 2000 (Items 5 and
7).

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Adatom.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ADATOM.COM, INC.

Date: August 14, 2000


                                        /s/RICHARD S. BARTON
                                        -------------------------
                                        By: Richard S. Barton
                                        President and Chief Executive Officer

                                  EXHIBIT INDEX


EXHIBIT  DESCRIPTION
-------  -----------

4.26     Revised form of warrant issued to Dr. Victor W. Nee, dated May 25, 2000

4.27 Commitment Warrant to purchase shares of common stock issued to Swartz Private Equity, LLC, dated as of July 13, 2000

4.28 Warrant to purchase shares of common stock issued to Gabriel M.Cerrone, dated as of July 19, 2000

4.29 Warrant to purchase shares of common stock issued to Fahnestock & Co., dated as of July 19, 2000

4.30 Warrant to purchase shares of common stock issued to Jerry Deutscher, dated as of June 26, 2000

4.31     Notice  of  Issuance  of  Common   Stock  to   Avenel  Financial  Group
         Incorporated, dated July 31, 2000

4.32     Investor  Relations  Services  Agreement  with   The  Financial  Globe,
         Incorporated, dated as of July 31, 2000

4.33     Promissory Note issued to Richard Barton  for $105,000  dated  July 28,
         2000

4.34     Promissory Note issued to Michelle Ware for $20,000 dated July 31, 2000

4.35     Promissory  Note  issued  to  Michelle Ware for $22,000 dated August 4,
         2000

4.36     Promissory  Note  issued  to  Michelle Ware for $20,000 dated August 8,
         2000


4.37     Promissory  Note  issued  to Sridhar Jagannathan for $20,000 dated July
         28, 2000

27       Financial Data Schedule