Form 10QSB
period 2000-09-30
ADATOM COM INC
filed 2000-11-14
CIK 1035789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2000 there were 18,413,877 shares outstanding of the Company's common stock.

TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Balance Sheet as of September 30, 2000.......................... 3

     Statement of Operations for the quarter and nine months ended
     September 30, 2000 and 1999 .................................... 4

     Statement of Cash Flows for the nine months ended
     September 30, 2000 and 1999  ................................... 5

     Notes to the Financial Statements .............................. 6

Item 2. Management's Discussion and Analysis or Plan of Operations....7


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings............................................36

Item 2. Changes in Securities and Use of Proceeds ...................36

Item 6. Exhibits and Reports on Form 8-K  .......................... 37

SIGNATURES ......................................................... 38

EXHIBITS............................................................E-1

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)


                                       ADATOM.COM, INC.
                                         BALANCE SHEET
                                          (unaudited)
                                                                         September 30, 2000
                                                                     ---------------------------
Current assets:
      Cash                                                                      $       813,000
      Accounts receivable                                                                 3,000
      Notes from receivable franchisee                                                    8,000
      Inventory                                                                               0
      Prepaid expenses and other                                                          1,000
                                                                     ---------------------------
              Total current assets                                                      825,000
Other assets:
      Fixed assets net                                                                  680,000
      Investment joint venture                                                          500,000
      Deposits                                                                           32,000
      Organization expense, net                                                          32,000
      Web development costs, net                                                              0
                                                                     ---------------------------
              Total other assets                                                      1,244,000
                                                                     ---------------------------
                                                        Total Assets           $      2,069,000
                                                                     ===========================
Current Liabilities:
      Accounts payable                                                          $       267,000
      Accrued payroll liability                                                         384,000
      Current lease contracts payable and notes                                          63,000
      Customer deposits                                                                  55,000
      Accrued expenses                                                                2,053,000
      Note payable to officers                                                          548,000
      Restructuring Reserve                                                             984,000
                                                                     ---------------------------
              Total current liabilities                                               4,354,000
Long-term liabilities                                                                         0
              Total liabilities                                                       4,354,000
Equity
      Preferred stock, $.01 par value; authorized 5,000,000 shares,
              issued and outstanding - 1,200 shares                                   1,200,000
      Common stock $.01 par value; 50,000,000 authorized;                               184,000
              18,428,877 issued; 18,413,877 outstanding
      Paid in capital                                                                19,413,000
      Accumulated Deficit                                                          (23,050,000)
      Common stock notes receivable                                                    (17,000)
      Treasury Stock - at cost (15,000 shares)                                         (15,000)
                                                                     ---------------------------
              Stockholder Equity                                                    (2,285,000)
                                                                     ---------------------------
                              Total Liability and Stockholder Equity           $      2,069,000
                                                                     ===========================





    The accompanying notes are an integral part of these financial statements


                                                  ADATOM.COM, INC.
                                               STATEMENT OF OPERATIONS
                                                     (unaudited)


                                                      Three Months     Thee Months      Nine Months     Nine Months
                                                    Ended September  Ended September       Ended           Ended
                                                        30, 2000         30, 1999      September 30,   September 30,
                                                                                           2000            1999
                                                    ------------------------------------------------------------------


Operation expenses:
   Selling, general and administrative                      $683,000         $257,000      $1,752,000        $446,000
                                                    ------------------------------------------------------------------

Loss from operations                                       (683,000)        (257,000)     (1,752,000)       (446,000)

Other income (expense)
   Miscellaneous income (expense)                              2,000            1,000           4,000          40,000
   Interest expense, net                                           0          (1,000)           7,000        (33,000)
                                                    ------------------------------------------------------------------
                                                               2,000                0          11,000           7,000

   Loss before discontinued operations                     (681,000)        (257,000)     (1,741,000)       (439,000)

Discontinued operations
   Loss from discontinued operations                       1,799,000          769,000       4,943,000       1,464,000
   Loss on abandonment of discontinued operations          1,727,000                0       1,727,000               0
                                                    ------------------------------------------------------------------
         Total loss on discontinued operations             3,526,000
                                                                              769,000       6,670,000       1,464,000

         Net Loss                                       ($4,207,000)     ($1,026,000)    ($8,411,000)    ($1,903,000)
                                                    ==================================================================


Basic and diluted loss per share
   Loss per share from continuing operations                 ($0.04)          ($0.05)         ($0.11)         ($0.08)
   Loss per share from discontinued operations               ($0.21)          ($0.15)         ($0.42)         ($0.29)
         Net Loss                                            ($0.25)          ($0.20)         ($0.53)         ($0.37)

   Weighted average number of
       common shares outstanding                          17,007,829        5,174,582      15,981,167       5,174,582




    The accompanying notes are an integral part of these financial statements



                                         ADATOM.COM, INC.
                                     STATEMENT OF CASH FLOWS
                                           (unaudited)
                                                             Nine Months Ended       Nine Months
                                                            September 30, 2000          Ended
                                                                                    September 30,
                                                                                        1999
                                                         ------------------------------------------
Cash flows from operating activities:
       Net loss                                             $  (8,411,000)            $ (1,903,000)
       Adjustments To reconcile net (loss) to net
             Cash provided (used) by operating activities:
                 Depreciation and amortization                     774,000                  24,000
                 Decrease (increase) in operating assets
                      Accounts receivable                           74,000                (55,000)
                      Inventory                                    240,000                (30,000)
                      Prepaid expenses and other                   165,000                (40,000)
                 Increase (decrease) in operating liabilities
                      Accounts payable                             626,000                 416,000
                      Accrued Expenses                             384,000                (27,000)
                      Customer deposits                          (146,000)                  36,000
                                                         ------------------        ----------------
Net cash used by operating activities                          (6,294,000)             (1,579,000)

Cash flows from investing activities:
       Investment Joint Venture (CPTC)                           (500,000)                       0
       Payments received on franchisee notes receivable              1,000                   2,000
       Acquisition of fixed assets                               (340,000)                (85,000)
                                                         ------------------        ----------------
Net cash provided (used by investing activities)                 (839,000)                (83,000)

Cash flows from financing activities:
       Proceeds from sales and issuance of stock                 7,296,000                       0
       Proceeds from notes and contracts payable                         0               1,290,000
       Proceeds from shareholder                                         0                 554,000
       Net borrowings on line of credit                                  0                (51,000)
       Net borrowings from officers / stockholders                 541,000                 (6,000)
                                                         ------------------        ----------------
Net cash provided by financing activities                        7,837,000               1,787,000

Net increase (decrease) in cash                                    704,000                 125,000
Cash and restricted cash, beginning of period                      109,000                  91,000
                                                         ------------------        ----------------
Cash and restricted cash, end of period                       $    813,000              $  216,000
                                                         ==================        ================

             SUPPLEMENTAL  DISCLOSURE OF CASH FLOW  INFORMATION
        Cash paid during year for:
             Interest                                                    0                  48,000




    The accompanying notes are an integral part of these financial statements

                                ADATOM.COM, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                   (Unaudited)

ACCOUNTING POLICIES

Unaudited Interim Financial Information

      The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and the applicable rules of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month periods ended September 30, 2000 September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.


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


Legal Proceedings

         From time to time Adatom.com, Inc. (the Company) is subject to legal proceedings and claims in the ordinary course of business, including claims alleging infringement of trademarks, copyrights and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have individually or in the aggregate a material adverse effect on its business, prospects, financial condition or operating results. Please see Part II Item 1.

Net Loss Per Share

      Net loss per share basic and diluted is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the impact of stock options and warrants, as the effect of their inclusion is antidilutive as of the periods reported on.

Abandonment of B2C Business

         Adatom.com, Inc. has decided to discontinue its retail operation to focus exclusively on its international operations by attempting to leverage its China partnerships. This discontinuance emphasizes the development of the Company's relatively new China business, while concurrently reducing expenditures related to the B2C internet superstore (www.adatom.com) and the Company's B2B E-commerce Solution Program (AESP). The superstore and AESP, which to date have been the predominant revenue sources but have not been profitable, will be refocused primarily to liquidate existing inventory, and thereafter will be available for licensing by Adatom's international partners and others. The Company must generate sufficient revenues from its China business to cover expenses even at its reduced level. No assurance can be given that the change in the Company's operations as described herein will generate sufficient revenues to make the Company profitable.

         The estimated cost of closing down the operation and the write off assets associated with the discontinued operation have been accrued and reflected as part of the loss on abandonment.




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


GENERAL

         Adatom.com, Inc. is a creator, enabler and operator of electronic marketplaces worldwide, enabling the most direct interfaces between buyers and sellers. Adatom has relationships in China, including strategic partnerships with the China Product Trade Net Center, the Yangling Agricultural Hi-Tech Industrial Demonstration Zone, the ShenZhen Bay Industrial, Education and Research Center, the China Federation of Industrial Economics and the Shanghai Longwu Fruit Company.

         Adatom, Inc. launched an Internet website, www.ADATOM.COM, in October 1998. Early in 2000 we shifted the focus to Internet e-commerce, and attempted to leverage our proprietary e-commerce infrastructure and efficient distribution system to reach both the business-to-consumer ("B2C", the providing of services by businesses to consumers through the Internet)and business-to-business ("B2B," the providing of services by businesses to other individual businesses through the Internet) markets. We also developed and implemented a turnkey e-commerce solution to provide individuals, companies, and organizations with "instant" e-commerce capabilities, including back-end fulfillment, website development and a full-scale e-commerce infrastructure, providing a comprehensive product mix of name brand products for the individual, the home, and the office. These operations generated revenue but were not profitable. As noted below these operations were discontinued during the third quarter as we decided to emphasize our China partnerships.

         Recently, the Company has been advised by Nasdaq that it no longer meets the requirements for listing on the Nasdaq SmallCap Market. Nasdaq held a hearing on November 2, 2000 during which Adatom presented its plan for curing and eliminating stated deficiencies regarding the listing of the Company's stock. A decision is pending. (See "RISK FACTORS-IF WE CANNOT SATISFY NASDAQ'S MAINTENANCE REQUIREMENTS, IT MAY DELIST OUR COMMON STOCK FROM ITS SMALLCAP MARKET AND WE MAY NOT HAVE AN ACTIVE PUBLIC MARKET FOR OUR COMMON STOCK. THE ABSENCE OF AN ACTIVE TRADING MARKET WOULD LIKELY MAKE THE COMMON STOCK AN ILLIQUID INVESTMENT" below).



Global Ecommerce Marketmaker Solutions (GEMS)

         Adatom's role as a global ecommerce marketmaker is in its early developmental stages. In March 2000, Adatom signed an exclusive joint venture agreement with the China Product Trade Net Center(CPTNC) to form a US-China marketplace. The CPTNC was formed by the Chinese government to facilitate the systematic and efficient distribution of Chinese manufactured goods. A second agreement was signed in April 2000 between Adatom and Yangling Agricultural Hi-Tech Industrial Demonstration Zone (YAHIDZ) to develop and implement an agricultural electronic marketplace to source and sell agricultural farm machinery, seeds, fertilizer, pesticides and crops. Adatom has also signed a third agreement with ShenZhen Bay Industrial, Education and Research Center (SBIERC) to develop and facilitate an electronic marketplace with China Hi-Tech Exchange Network and China IT Product Purchasing Net for international e-commerce. Adatom.com signed a fourth agreement in May 2000 with China Federation of Industrial Economics (CFIE), to establish and develop an electronic marketplace for a marketing, sale, and distribution system between China and the U.S. Present plans are for the GEMS revenues to begin to flow in the fourth quarter of 2000.

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

          This joint venture is presently conducting business through manual methods, receiving and sourcing products and service requests from both China and the US. Implementation of the e-commerce network is in process and remains subject to submission of a mutually acceptable business plan.

         In August the Company was selected as an exclusive agent by the CPTNC, to obtain a turn-key operation including equipment, technology and training for the implementation of fiber optics production in China at an estimated cost of $150,000,000 (150 million dollars) U.S.

         In March 2000, the Company signed a cooperative agreement with Yangling Agricultural Hi-Tech Industrial Demonstration Zone (YAHIDZ or Yangling) to among other things develop and implement a Hi-Tech agricultural electronic marketplace. YAHIDZ is a Chinese agricultural organization established in 1997 by the China National State council and 14 Chinese ministries, commissions and provincial governments. In this joint effort, Adatom.com, Inc. is the exclusive overseas e-commerce partner of YAHIDZ. Adatom and YAHIDZ will source, provide, market and sell industrial and consumer agricultural products between the United States and China. Adatom has received a Certificate of Approval from the Chinese government for its exclusive partnership with YAHDIZ. This Certificate of Approval is "for the establishment of enterprises with foreign investment in the People's Republic of China." Significantly, in August 2000, Yangling was awarded a full import/export license and a share of the national import/export quota for agriculture. Yangling is only the second organization in China to have received such a broad charter.

         Adatom.com has established a joint venture agreement with the ShenZhen Bay Industrial, Education and Research Center (SBIERC) to develop and facilitate an electronic marketplace with China Hi-Tech Exchange Network and China IT Product Purchasing Net for international e-commerce. This electronic marketplace will provide information on products and business opportunities related to hi-tech products, electronics and information technology. In addition to the e-commerce enablement, the cooperation will develop an online hi-tech education platform and will establish a venture capital fund to invest in the activation of Chinese hi-tech companies. Furthermore, a "Global Economic Network Forum" will be instituted to educate and inform on economic strategy development, industry orientation, new century network technology and human resources. Located in South China, SBIERC is an high-tech industrial park that was founded by city government officials of ShenZhen - the leader in China for industrial products; the management team at Peking University - the top University in China with a strong industrial sector; and Hong Kong Science and Technology University
- the most westernized hi-tech University in China. SBIERC will work exclusively with Adatom and will contribute financial resources to enable the Company to establish an instant e-commerce presence for SBIERC. The time table for implementation of this joint venture has not been finalized, will require various China business licenses and is also subject to mutually acceptable business plan.

         Adatom.com has established a joint venture agreement with China Federation of Industrial Economics (CFIE) a national organization that oversees and coordinates all Chinese trade associations. The network consists of hundreds of trading associations such as the Electronic Association of China, The Chinese Textile Association and the Chinese Toy Manufacturers Associations, etc. from various industries and offers the best product prices on the market. CFIE is expecting to enlist 50,000 members for Adatom in its first year and 100,000 the following year. China Telecom and China Broadcasting will participate. CFIE is unique as a national organization. They coordinate all Chinese trade associations and most of the large companies in China are members.

         On October 29, 2000 Adatom.com signed a joint venture agreement with SHANGHAI QIFAN Co., Ltd., one of China's largest conglomerates. The pact with SHANGHAI QIFAN Co., Ltd., which includes 21 companies under its corporate umbrella, adds extensive access to China's markets for companies using Adatom's wide ranging Internet network. SHANGHAI QIFAN, has been in business for 35 years and owns an import/export company, a large produce market, a large transportation center, one of China's largest cement warehouses, a rare earth mineral and chemical trade operation and China's largest rice export base. The agreement marks the first time SHANGHAI QIFAN has taken a U.S. trade partner. SHANGHAI QIFAN's top executive, Mr. Bao Chi Fan, is one of the most decorated and revered businessmen in China. His credits include twice being elected as a "national hero" in the field of business, serving as vice president of the Chinese Invention Association and teaching as a visiting professor at 10 universities and colleges.


DISCONTINUED OPERATIONS

         On September 25, 2000, we announced the discontinuance of the Company's retail operation to focus almost exclusively on international operations. This restructuring emphasizes the development of our relatively new China business, while at the same time significantly reducing expenditures related to the former B2C

Internet superstore and B2B E-commerce Solution Program (AESP). As part of this restructuring, we decided to cancel all drop-shipped orders due to our analysis of the marginal profitability of these orders versus the anticipated costs to fulfill the orders. The superstore and AESP, which had been the predominant revenue sources but had not been profitable, have been refocused to liquidate existing inventory, and are now available for licensing. These actions will result in an overall headcount reduction of 45% and anticipated total spending reductions of approximately 55%.

         We anticipate that this change in focus will enable us to focus almost exclusively on developing our China business while achieving significant cost reductions through a combination of workforce reduction and decreased marketing expenditures associated with our former superstore and AESP operations. Our China partners are government agencies or quasi-government agencies.

         For the near future, the predominant focus of our China business will be to match non-consumer buyers and sellers of a potentially wide variety of goods to be both exported from and imported to China. Sales efforts are presently being concentrated in various products in the following areas:
agriculture, consumer goods, automotive, computers, electronics, hardware, household, industrial, office, personal, sports and toys. Adatom plans to take temporary title to any such goods during the transit and delivery phases in order to be able to charge a markup on the sold goods for its arrangement efforts. The range of this markup is uncertain at this time due to lack of sales and it is anticipated will vary depending on type, segment and category.

         On October 17, 2000, we announced the launch of our new international website focused on direct trade with China (www.adatomchina.com). The new Adatom site focuses on bringing together U.S. and international buyers and sellers for bi-directional trade with China.

         Although the change in operations described above will reduce headcount and expenses, we must generate sufficient revenues from our China business to cover expenses even at our reduced level. No assurance can be given that the change in our operations as described will generate sufficient revenues to make us profitable.




OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

         During the third quarter of 2000, the Company determined that continuing the B2C business and the related B2B business was not in the best long term interest of either the Company or its stockholders. While these lines of business were projected to become profitable they would not do so quickly enough to become self-supporting given the Company's cash position. The cost of establishing and marketing its Adatom Ecommerce Solution Program (ESP) and building brand name recognition through its superstore with affiliate programs and agreements with web shopping portals was just too costly. During the third quarter the Company discontinued its major promotion of free shipping on orders and noticed an immediate drop in orders.

         The Company closely follows the evolution of commerce on the Internet. With the growing importance of e-commerce market places and the integration of global trade the Company has forged what it believes to be key relationships with companies in China and has initiated an electronic market place for the trading of consumer goods, industrial goods, agricultural products, and commodities with a particular focus on China.

         As a consequence of the non profitability of retail operations and the agreements the Company has in place, the Company has decided to terminate its retail operations in the US and focus exclusively on its trade with China and other Global opportunities.



RESULTS OF OPERATIONS:

         NINE MONTHS PERIODS ENDING SEPTEMBER 30, 2000 AND 1999.

         In September 2000 the Company terminated the majority of the expenses associated with its B2C business. This involved, among other things, laying off 25 individuals who were exclusively associated with the B2C business, reducing the amount of space it rents to reflect the smaller staff, and canceling various contracts with web portals. The Company will liquidate its inventory at prices below cost and we are in the process of canceling orders and refunding payments. Some staff members remain who will assist with this effort and then will either be transitioned into the new business or laid off.

         The following table depicts staffing levels at each month end during the third quarter 2000 and 1999. The staffing level for September is the number of personnel left after the reduction in force.



         -----------------------------------------------------------------------------------------
         TOTAL EMPLOYEES
         (BOTH FULL & PART TIME)            Q3-1999          Q3-2000             VARIANCE
         -----------------------------------------------------------------------------------------
         JULY                                  20              56                   36
         -----------------------------------------------------------------------------------------
         AUGUST                                30              55                   25
         -----------------------------------------------------------------------------------------
         SEPTEMBER                             31              33                   2
         -----------------------------------------------------------------------------------------



         During the next nine to twelve months the Company may hire a number of additional employees who have experience with international trade to assist with the development of the Chinese web site. Management will continue to monitor cost and staffing to keep expenditures as low as possible consistent with execution of the business plan.

         The company recorded $1,727,000 of restructuring costs related to inventory write-off, fixed asset write-off, leases and other obligations related to the restructure announced on September 25, 2000 that will help the company reduce costs, eliminate unprofitable B2C business and shorten the time to profitability.

         There have been no sales prior to the fourth quarter 2000 through our China partnerships and thus there is no revenue shown on the Operating

Statement. There are some costs shown both in 1999 and in 2000 on the line Selling, general and administrative. These cost are corporate costs such as legal, accounting, CPAs, and various administrative functions. There are however costs in 2000 related to the setting up of the various joint venture agreements mentioned elsewhere in this document and the functions necessary to launching www.adatomchina.com which was begun in the third quarter. There are also costs associated with sales activity and the bringing together of buyers and sellers. These activities and will accelerate in the fourth quarter of 2000 and beyond.

         The company reported a net loss of $681,000 or $(0.04) per share from on-going operations together with a net loss of $1,799,000 or $(0.11) per share from discontinued operations related to B2C business and a net loss of $1,727,000 or $(0.10) per share resulting from its recently announced restructuring. The total net loss for the period was $4,207,000 or $(0.25) per share. Excluding the loss related to discontinued operations, the loss for the third quarter was $681,000 or $(0.04) per share compared to a net loss of $257,000 or $(0.05) per share for the same period last year.



LIQUIDITY AND CAPITAL RESOURCES

         The Company is dependent upon raising additional capital to finance our current operations and future plans for expansion. In March 2000, we consummated a private placement of 2,000,000 shares of our common stock yielding gross proceeds of $4 million. In June, we consummated a private placement of 1,100 shares of Series A Convertible Preferred Stock yielding gross proceeds of $1.1 million. In September, we a) consummated private placements of 329,384 shares of our common stock yielding gross proceeds of $250,000 and b) consummated a private placement of 1,200 shares of Series B Convertible Preferred Stock yielding gross proceeds of $1.2 million. During the third quarter we also used our stock as method of settling some outstanding liabilities. The net amount of the liabilities amounted to approximately $292,000. The net proceeds of these three offerings plus the debt elimination was approximately $6,842,000. The remaining proceeds of this capital have been completely committed.

         On October 30, 2000 an agreement to purchase common stock was made between Adatom.com and Mr. Li Yuanhao a private investor. Mr. Li, has agreed to purchase 2,344,372 shares at a price of $1.2797 per share for a total infusion of $3 million. This listing has not been closed as of the date hereof because, among other things, a Nasdaq listing application needs to be filed. This financing is expected to close by the end of November 2000. In addition the Company issued a warrant to Mr. Li for 1,100,000 shares of common stock at a price of $1.2813 per share as compensation for his efforts to secure the
Yangling Agricultural Hi -Tech Industrial Demonstration Zone cooperative agreement.

         At September 30, 2000, the Company had cash of approximately $813,000. During the second and third quarters certain officers (see page E- 1 of this document) loaned to the Company a total of $541,000 for payroll and working capital. $10,000 was repaid to Mr. Jagannathan during October 2000 leaving $531,000 as the net amount loaned to the Company by Officers.

         On October 31, 2000 all employees elected to defer compensation, in the aggregate amount of approximately $190,000 for October, until such time as additional funding was available.

         Since its inception, our business has incurred significant losses, and as of September 30, 2000, had an approximate accumulated deficit of $23,050,000. As a result, there is an uncertainty about the Company's ability to continue as a going concern, which was stated in our auditor's report on the Company's financial statements for the 1999 fiscal year. The Company is expected to incur operating losses for the foreseeable future.

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


CASH FLOW

         There was a net increase in cash during the first nine months of 2000 of $704,000. Net cash used in operating activities primarily consisted of the Company's net loss from discontinued operations of $6,670,000 and $1,752,000 from the on going operations for a total of approximately $8,422,000. Additionally, accounts payable increased by $637,000, accrued expenses increased by $384,000, inventory decreased by $240,000 as a result of the discontinuation of the business. Customer deposits decreased by $146,000, and other sources of cash equaled an increase of $165,000 resulting in net cash used in operations of $6,294,000.

         Net cash used in investing activities during the first nine months of 2000 was approximately $839,000, $500,000 of which was the Company's investment in the CPTNC joint venture and $340,000 related to an increase of fixed assets.

         Net cash from financing activities was $7,837,000 for first nine months of 2000. In December 1999, Mr. Barton, the President and CEO made short-term non-interest bearing loans in the amount of $500,000 to the Company for working capital purposes. In February 2000, Adatom.com issued 172,057 shares of common stock to Mr. Barton in settlement of $500,000 of these notes payable.

         During March 2000, the Company executed documents for a private placement of two million shares of common stock yielding proceeds of $4 million. The sale was made to several accredited investors. The Company used the proceeds for working capital, including the payment of accrued liabilities of approximately $1.5 million.

         During June the Company netted proceeds of $1,030,000 from the issuance of Preferred Stock Series A. During August and September the Company consummated private placements of 329,384 shares of our common stock yielding gross proceeds of $250,000 plus the reduction of debt for common stock of $292,000. Also during September the Company netted proceeds of $1,130,000 from the issuance of convertible preferred Series B (discussed below).

         During September 2000, the Company issued 1,200 shares of its Series B Convertible Preferred Stock. Each share of Preferred Stock has a stated value of $1,000 and is convertible into common stock at a conversion price equal to 85% of the average of the two lowest closing bid prices of the common stock on the Nasdaq SmallCap Market over the ten trading days preceding the date of conversion ("Market Price") subject to a maximum conversion price of 115% of the Market Price on the issue date of September 27, 2000, or $0.7906. The number of shares of common stock that may be acquired upon conversion is determined by dividing the stated value of the number of shares of Preferred Stock to be converted by the conversion price. Also, certain additional amounts calculated on the basis of 6% of the stated value from September 27, 2000, the issue date of the Preferred Stock, to the date of conversion would also be converted into common stock using the same formula.

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

         Mr. Barton made a non-interest-bearing loan on February 1, 2000 in the amount of $200,000, also for working capital purposes. In March 2000 the $200,000 was repaid. Mr. Barton made another loan to the Company of $200,000 during the month of May 2000. Michele Ware, Vice President of Global Sales made a loan of $115,620 during the month of June. During the month of July, Mr. Barton loaned the Company $105,000, Dr. Jagannathan the Executive Vice President and Chief Technology Officer loaned the Company $10,000, and Ms. Ware loaned the Company $20,000. During the month of August Ms. Ware loaned the Company $42,000. During the month of September Mr. Barton loaned the Company $40,000 and Dr. Jagannathan loaned the Company $9,000. During the month of October $10,000 was repaid to Dr. Jagannathan. Total loans outstanding to officers of the Company amount to $531,000 as of November 14, 2000 all of which are unsecured. Officers have no commitment to make additional loans in the future. All of these loans were outstanding as of September 30, 2000 and represent $541,000 of the net cash provided by financing activities.

         These items make up the balance of the $7,837,000 cash provided by financing activities.

         The Company has signed an agreement with Mr. Li Yaunhao to purchase $3 million of the Company's stock and expects to receive these funds during November 2000. We are proceeding with documentation and registration of a $30 million Equity Line of Credit.

         Additional funds will be needed to grow the business. Adequate funds for these and other purposes on terms acceptable to the Company, whether through additional equity financing or other sources, may not be available when needed or may result in significant dilution to existing stockholders. Furthermore, the Company's losses and lack of tangible assets to pledge as security for debt financing could prevent the Company from obtaining bank or similar debt financing. Failure to obtain adequate financing would have a material adverse effect on the Company and could result in cessation of the Company's business. The Company estimates that it will require between $5 and $7 million in additional capital to adequately implement its business plan and sustain and expand its sales and marketing activities through December 31, 2001. The Company cannot be sure that it will be able to raise these funds.

         The Company currently estimates that a total investment of $20.0 million will be needed to fund the current joint ventures in China. The Company is pursuing raising the necessary funds in Asian and European markets in addition to US markets. To aid in that process the Company has engaged Lanzet Global Securities, Corp. Lanzet Capital plans to introduce Adatom to small cap money managers in the U. S. and Asia. The Company cannot provide any assurance that it will be able to raise these funds.




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

WE HAVE A HISTORY OF LOSSES AND EXPECT CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

         Adatom, Inc. was incorporated in October 1996 but did not begin to generate Internet revenues until October 1998 and did not commence its China business until March 2000. Accordingly, we have had only a limited operating history upon which to evaluate our business and prospects. We will encounter risks and difficulties that are frequently encountered by early stage companies in new and rapidly evolving markets. Many of these risks are described in more detail in this section. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be harmed. We have incurred significant losses and as of September 30 , 2000 the accumulated deficit was $23,050,000. The accumulated deficit as of September 30, 1999 was $3,845,705. The Company incurred net losses of $2,173,000 for the quarter ended March 31, 2000, and $2,030,000 for the quarter ended June 30, 2000,and $4,209,000 for the quarter ended September 30, 2000 of which $3,526,000 was related to discontinued operations. This is inclusive of the abandonment charge of $1,727,000. Total losses for year to date September 30, 2000 are $8,411,000 . The net loss for the quarter ended March 31, 1999 was $298,000, for the quarter ended June 30, 1999 the loss was $585,000, and for the quarter ended September 1999 the loss was $1,025,000. The total loss for year to date September 30, 1999 was $1,903,000. There is an uncertainty about our ability to continue as a going concern. We anticipate our losses will continue because we intend to expend funds for the following items, in addition to other expenses:


         o brand development, marketing and other promotional activities to increase our revenue; and

         o  strategic relationship development.

Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future. We are an early stage company and expect to incur operating losses for the foreseeable future as we incur significant operating expenses and research and development expenses and make investments, to establish and enhance our Internet capabilities. We may never generate sufficient revenues to achieve profitability.


WE WILL NEED ADDITIONAL FINANCING TO FUND OUR BUSINESS AND THE FAILURE TO OBTAIN FINANCING WOULD MOST LIKELY RESULT IN CESSATION OF OUR BUSINESS.

         We are dependent upon raising additional capital for working capital and to finance our future plans for expansion. We estimate that we will require a minimum of $5 million to $7 million to adequately implement our business plan and sustain and expand our sales and marketing activities through December 31, 2001. We have experienced negative cash flow from operations from our inception and expect to experience significant negative cash flow from operations for the foreseeable future. We may need additional funds to sustain and expand our sales and marketing activities and arrangements, particularly if there is a shift in the type of Internet services that are developed and ultimately receive customer acceptance. Adequate funds for these and other purposes on terms acceptable to us, whether through additional equity financing, debt financing or other sources, may not be available when needed or may result in significant dilution to existing stockholders.

         Failure to obtain financing would most likely result in cessation of our business. Our lack of net income and tangible assets to pledge has to date prevented us from obtaining bank or similar debt financing, and will probably continue to do so in the future. In their reports on the audits of our financial statements for each of the years in the two-year period ended December 31, 1999, our independent auditors included an explanatory paragraph in each of their reports because of the uncertainty that we could continue in business as a going concern. Any raise of additional capital will dilute all of our stockholders.

         We estimate that approximately $55.5 million will be required to fund the full implementation of the joint venture agreements signed with the Chinese organizations.


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

         Our common stock is quoted on the Nasdaq SmallCap Market. To continue to be listed, we are required to maintain net tangible assets of $2,000,000 or a market capitalization of $35 million and our common stock must maintain a minimum bid price of $1.00 per share. From time to time our stock has had a minimum bid price of less than $1.00 per share. Currently, the minimum bid price for our common stock is below $1.00 and we may not be able to satisfy any of these Nasdaq listing requirements in the future. If this occurs, trading in the common stock would be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the "OTC Bulletin Board Service." As a result, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of, our shares. The Company recently has been advised by Nasdaq that it no longer meets the requirements for listing on the SmallCap Market.

         Nasdaq held a hearing on November 2, 2000 to determine whether the Company's stock should be delisted. Although our stock's bid price was slightly above $1 per share at the time of the hearing, Nasdaq expressed concerns about
a) the fact that we had not sought prior approval of stockholders for the issuance of our Series B Convertible Preferred Stock which might, under certain circumstances, require the issuance of common stock equal to over 20% of the common stock outstanding and certain other proposed investments which may involve similar issuances at the over 20% level; b) our ability to meet the net tangible assets test going forward. A decision from Nasdaq is pending.

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


IF OUR COMMON STOCK IS DELISTED, IT MAY BECOME SUBJECT TO THE SEC'S "PENNY STOCK" RULES AND MORE DIFFICULT TO SELL.

         SEC rules require brokers to provide information to purchasers of securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the Nasdaq Stock Market. If our common stock becomes a "penny stock" that is not exempt from these SEC rules, these disclosure requirements may have the effect of reducing trading activity in our common stock and making it more difficult for investors to sell. The rules require a broker--dealer to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny market. The broker must also give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation. The SEC rules also require a broker to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction before a transaction in a penny stock.


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


OUR BUSINESS MODEL HAS CHANGED FROM ITS PRIOR EMPHASIS ON INTERNET RETAILING TO ITS CURRENT EMPHASIS ON OUR JOINT VENTURES IN CHINA

         On September 25, 2000, we announced the restructuring of the Company to focus almost exclusively on international operations. This restructuring emphasizes the development of our relatively new China business, while at the same time significantly reducing expenditures related to the former B2C Internet superstore and B2B E-commerce Solution Program (AESP). As part of this restructuring, we decided to cancel all drop-shipped orders due to our analysis of the marginal profitability of these orders versus the anticipated costs to fulfill the orders. The superstore and AESP, which had been the predominant revenue sources but had not been profitable, have been refocused to liquidate existing inventory, and are available for licensing. These actions will result in an overall headcount reduction of 45% and anticipated total spending reductions of approximately 55%.

         We anticipate that our restructuring will enable us to focus almost exclusively on developing our China business while achieving significant cost reductions through a combination of workforce reduction and decreased marketing expenditures associated with its superstore and AESP operations. Our China partners are government agencies or quasi-government agencies that have information regarding the production abilities and commercial needs of a significant number of Chinese businesses, and therefore can assist to varying degrees in the matching of purchase and sale transactions. For the near future, the predominant focus of our China business will be to match non-consumer buyers and sellers of a potentially wide variety of goods to be both exported from and imported to China. Adatom plans to take temporary title to any such goods during the transit and delivery phases in order to be able to charge a markup on the sold goods for its arrangement efforts. The range of this markup is uncertain at this time due to lack of sales and it is anticipated will vary depending on type, segment and category.

         Our relationship with our China partnerships to date has yielded one order for steel from a U.S. steel buyer, which is currently pending delivery. Other revenue opportunities with or through these partnerships have to date not been consummated. Our current revenue opportunities encompass brokering a fiber optics turnkey manufacturing capability, minerals trade to and from China, consumer goods supply and agricultural exports to China.

         On October 17, 2000, we announced the launch of our new international website focused on direct trade with China (www.adatomchina.com). The new Adatom site focuses on bringing together U.S. and international buyers and sellers for bi-directional trade with China.

         Although the change in operations described above will reduce headcount and expenses, we must generate sufficient revenues from our China business to cover expenses even at our reduced level. No assurance can be given that the change in our operations as described will generate sufficient revenues to make us profitable.

         While we reduce our existing website operations, this portion of our business will continue to be subject to the same risks to which it has previously been subject, as discussed above and below.

         Also, the shift in our business model makes us less diversified and solely dependent on very few market segments.


WE FACE RISKS AND UNCERTAINTIES WITH RESPECT TO OUR PROPOSED JOINT VENTURES IN CHINA.

         Our agreements with the China Product Trade Net Center, ShenZhen Bay Industrial Education and Research Center, China Federation of Industrial Economics, and Yangling Agricultural Hi-Tech Industrial Demonstration Zone contemplate the formation of joint ventures in China. We may not be successful in establishing or funding any of these joint ventures. We may not succeed with any of these joint ventures or in entering the China market, and each venture will be subject to all of the risks attendant to a start-up business as well as those specific to operating in China.

         We will be subject to various risks relating to operating in China, including:

         o  various new and unfamiliar regulatory requirements;
         o the risks of being subject to a different legal system in which prior court decisions may not have as much precedential value as in common law countries;
         o the risk of inadequate or inconsistent enforcement of intellectual property rights;
         o  issues relating to currency exchange;
         o fluctuations in exchange rates and restrictions on repatriation of funds and earnings, as it is presently expected that most transactions will be denominated in Chinese money;
         o the risks associated with doing business in a country with a more volatile economy;
         o  the  effects  of  possible   political  and  economic   changes  and
            disruptions;

         o establishment of and change in government policies and regulations regarding the use of the internet, including taxation, censorship and personal privacy issues;

         o possible longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

         o cost of shipping, including transportation and insurance, tariffs and other barriers;

         o  difficulties in staffing and managing foreign operations;

         o  potentially adverse tax consequences;

         o  additional unforeseen risks.

If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be harmed.


WE DEPEND HEAVILY UPON MARKETING ARRANGEMENTS. WITHOUT THEM, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

         To the extent we continue to operate our Internet retail operations, we will rely heavily on certain marketing arrangements with other companies that have websites to attract shoppers to purchase our products. We have entered into marketing arrangements with a number of existing organizations with a definable user base. Our ability to generate revenues from online commerce depends, among other things, upon the increased traffic, purchases, advertising and sponsorships that we generate through our marketing arrangements. We cannot be sure that other companies will continue these relationships with us, or, if continued that they will be on terms favorable to us. Our inability to enter into new marketing arrangements or to maintain our existing arrangements would have a material adverse effect on us.


WE RELY ON SUPPLIERS FOR OUR RETAIL MERCHANDISE AND SHIPMENTS TO CUSTOMERS. LOSS OF THESE RELATIONSHIPS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         We may continue to engage in our website retailing business while developing our China initiative, our current suppliers may not continue to sell merchandise to us on current terms. We may not be able to maintain our current arrangements with suppliers or be able to establish new or extend current supplier relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. Loss of these relationships could have a material adverse effect on us. We also rely on most of our suppliers to process and ship merchandise directly to customers and where required to install merchandise on our customers' premises. We have limited control over the shipping procedures of our suppliers, and shipments by these suppliers have at times been subject to delays. If the quality of service provided by such suppliers falls below a satisfactory standard or if our level of returns exceeds our expectations, our business will be materially adversely affected.


OUR FUTURE OPERATING RESULTS ARE UNPREDICTABLE AND FLUCTUATIONS IN OUR QUARTERLY RESULTS MAY CAUSE VOLATILITY IN OUR STOCK VALUATION.

         As a result of our limited operating history, and especially as a result of the recently announced change in our business model, it is difficult to accurately forecast our net sales and we have limited meaningful historical financial data upon which to base planned operating expenses. We are currently liquidating our inventory at prices below our original cost, which will negatively affect our level of revenues and profit margins. We base our current and future expense levels on our operating plans and estimates of future net sales, and our expenses are to a large extent fixed. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. We may also be unable to increase our spending and expand our operations in a timely manner to adequately meet customer demand to the extent it exceeds our expectations. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside of our control which include, without limitation:

         o  our ability to attract new  customers  at  reasonable  cost and at a
            steady  rate,  retain  existing   customers,   or  encourage  repeat
            purchases and maintain customer satisfaction;

         o  seasonality;

         o our inability to adequately maintain, upgrade and develop any website we may maintain, transaction-processing systems or network infrastructure;

         o the announcement or introduction of new sites, services and products by our competitors;

         o  price competition in the industry;

         o  the level of merchandise returns experienced by us;

         o  the level of traffic on our website;

         o  fluctuations in the amount of consumer and business spending;

         o  the  failure  to  develop  new  strategic  marketing   relationships
            pursuant to which our AdatomChina website can receive exposure to traffic on third-party websites;

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

         o  unexpected increases in shipping costs or delivery times;

         o the level of use of the Internet and online services and increasing customer acceptance of the Internet and other online services for the purchase of products;

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

A number of factors will cause our gross margins to fluctuate in future periods, including the mix of product sold by us, shipping and handling costs, the liquidation of our present inventory below cost, the level of product returns and the level of discount pricing and promotional activity. Any change in one or more of these factors could materially and adversely affect our gross margins and operating results in future periods. We expect that we will experience seasonality in our business, reflecting commercial seasonality patterns. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Additionally it is likely that in one or more future quarters our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock would likely be materially adversely affected.


WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE THE GROWTH OF OUR BUSINESS.

         Our ability to successfully implement our new business plan in a rapidly evolving market requires an effective planning and management process. We are in the process of installing new Enterprise Resource Planning (ERP) systems with new Accounting and Financial Reporting Systems which should be completed by the end of 2000. We anticipate expanding our financial and management information systems to accommodate new data. If we fail to successfully implement and integrate our new financial reporting and management information systems with our existing systems or if we are not able to expand these systems to accommodate our anticipated growth, we may not have adequate, accurate or timely financial information. Our failure to have such information would hinder our ability to manage our business and operating results. If we grow rapidly, we will face additional challenges in upgrading and maintaining our financial and reporting systems. A failure to successfully implement and integrate these systems would adversely affect our business. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. In addition, we will need to train and manage our employee base to successfully implement our new business strategy. Furthermore, we expect that we will be required to manage multiple relationships with various customers and other third parties. To manage the expected growth of our operations, we will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls. Further, we will be required to maintain and expand our relationships with various merchandise manufacturers, distributors, Internet and other online service providers and other third parties necessary to our business. If we are unable to manage growth effectively, our business will be materially adversely affected.


IF WE EXPERIENCE PROBLEMS WITH OUR THIRD PARTY SHIPPING SERVICES, WE COULD LOSE CUSTOMERS.

         For our website retailing business, we rely upon third-party carriers, primarily UPS, for product shipments, including shipments to and from our warehouse. We are therefore subject to the risks, including employee strikes and inclement weather associated with these carriers' ability to provide delivery services to meet our shipping needs. In addition, failure to deliver products to our customers in a timely manner would damage our reputation and brand identity.


THE LOSS OF KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

         Our performance will be substantially dependent on the continued services and on the performance of our senior management, particularly Richard Barton, President, Chief Executive Officer, and Chairman of the Board, and Sridhar Jagannathan, Chief Technical Officer and Executive Vice President. In addition, Dr. Victor W. Nee, a member of our board of directors, has been the key component of our China strategy, and introduces us to government officials and others in China who are in a position to help us develop our business plans in that country. Our performance would be substantially impacted by the loss of his services.

         Our Vice President of Operations joined us during the last half of 1999, as did our former Controller, who has resigned but will continue to be available to the Company periodically as a consultant. Several others have joined during the year 2000, including our new Chief Financial Officer who also serves as our new Controller. Our future success depends on these individuals effectively working together with our original management team. Other than the President, none of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. We do not have any "key person" life insurance policies covering any of our employees. Our performance depends on our ability to compensate, retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on us. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled officers and technical, managerial, editorial, sales, marketing and customer service personnel who are familiar with the specifics of our business, including Internet operations and international trading. Competition for such personnel is intense, and we may not be able to successfully attract, compensate, assimilate, or retain sufficiently qualified personnel. This inability could have a material adverse effect on us.


WE MAY BE UNABLE TO PROTECT OUR TRADEMARKS AND PROPRIETARY RIGHTS, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We regard our copyrighted material, service marks, trademarks, trade secrets, and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have the registered trademarks "Adatom" and "Discovering New Shopping Dimensions" in the United States and have a trademark application pending for the mark "Adatom Home Dimensions." We cannot be sure that we will be able to secure significant protection for these trademarks. It is possible that our competitors or others will  adopt  product  or  service  names  similar  to  "Adatom"  and  our  other trademarks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. We generally have entered into agreements containing confidentiality and non-disclosure provisions with our employees and consultants and have limited access to and distribution of our software, documentation and other proprietary information. We cannot be sure that the steps taken by us will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. Notwithstanding the precautions taken by us, it might be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of China and other countries may afford us little or no effective protection of our intellectual property. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In the future, we may also need to file lawsuits to enforce our intellectual property rights, protect our trade secrets, and determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on us. We also rely on a variety of technology that is licensed from third parties, including our database and Internet server software, which is used in our web site to perform key functions. These third party technology licenses may not continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing our proprietary software enhancements and new developments until equivalent technology could be identified, licensed or developed and integrated. Any such delays would have a material adverse effect on us.


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


WE MAY EXPERIENCE CAPACITY CONSTRAINTS DUE TO OUR RELIANCE ON INTERNALLY DEVELOPED TRANSACTION-PROCESSING SYSTEMS.

         If we suffer any system interruptions that result in the unavailability of our service on the Internet or reduced order fulfillment capability, such interruptions would reduce the volume of goods sold and the attractiveness of our product offerings. We have experienced periodic system interruptions, which we believe will continue to occur from time to time. The satisfactory performance and reliability of our service on the Internet, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers. Our revenues depend on the number of visitors who access our Internet website and the volume of orders we fulfill. We expect that our revenues in the future will depend more heavily on our ability to develop and expand our joint venture initiatives in China by intermediating the sale of goods to and from the Chinese market. There will be a significant need to upgrade and expand internationally the capacity of our Internet services as the business develops. Our inability to add additional software and hardware or to develop and upgrade further our existing technology, transaction-processing systems or network infrastructure to accommodate increased traffic to our websites or increased sales volume through our transaction-processing systems may cause unanticipated system disruptions, slower response times, degradation in levels of service and impaired quality and speed of order fulfillment, any of which could have a material adverse effect on us.

         As we expand into the Business to Enterprise ("B2E," the providing of services by businesses to entire industries through the Internet) arena, we will need to maintain a website which supports these efforts. To this end, on October 17, 2000, we announced the launch of our new international website focused on direct trade with China (www.adatomchina.com). The new Adatom site focuses on bringing together U.S. and international buyers and sellers for bi-directional trade with China. There can be no assurance that the new website will accomplish its objective and generate profitable Business to Enterprise orders.


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


IF WE ARE NOT ABLE TO SUSTAIN RAPID TECHNOLOGICAL CHANGES, OUR BUSINESS MAY SUFFER.

         We may not successfully use new technologies effectively or adapt our proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. Our failure to adapt in a timely manner for technical, legal, financial or other reasons, to changing market conditions or customer requirements, could have a material adverse effect on us. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online service. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing Internet services and proprietary technology and systems obsolete. Our success will depend, in part, on our ability to license leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.


YEAR 2000 UPDATE

         Through the first nine months of the calendar year 2000, we have not experienced any significant problems associated with the Year 2000 issue. Although it appears that the Year 2000 issue will not have a significant adverse affect on us, we continue to monitor the Year 2000 compliance of our internal systems. Undetected errors in our internal systems that may be discovered in the future could have a material adverse affect on our business, operating results or financial condition.


OUR BUSINESS STRATEGY REQUIRES CONTINUED GROWTH OF ONLINE COMMERCE, ESPECIALLY IN THE BUSINESS TO ENTERPRISE SEGMENT. IF ON-LINE COMMERCE DOES NOT CONTINUE TO GROW, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

         Our future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and online services as a significant medium of commerce by businesses in seeking to buy and sell goods and services both nationally and internationally. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon, and we cannot be sure that acceptance and use will continue to develop or that a sufficiently broad base of users will adopt, and continue to use, the Internet and online services as a medium of commerce. We rely on those who have historically used traditional means of commerce to acquire the goods and raw materials they need and to sell the goods they produce. For us to be successful, these users must accept and utilize novel ways of conducting business and exchanging information. Moreover, critical issues concerning the commercial use of the Internet, such as ease of access, security, privacy, reliability, cost and quality of service, remain unresolved and may affect the growth of Internet use or the attractiveness of conducting commerce online. In addition, the Internet and online services may not be accepted as a viable commercial marketplace for reasons relating to the adequacy of technology. To the extent that the Internet and online services continue to experience significant growth, we cannot be sure that the infrastructure of the Internet and online services will prove adequate to support increased user demands. Difficulties with the telecommunications used to support the Internet or online services also could result in slower response times and adversely affect usage of the Internet.


OUR MARKETS ARE HIGHLY COMPETITIVE.

         The online commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. In our new business strategy, we will compete with existing companies such as China.com Corporation, MeetChina.com, Click2China, Ariba, Inc., Commerce One, Inc. and Alibaba.com. In our Internet retailing business we currently or potentially compete with a variety of other companies, including "brick and mortar" retailers such as Macys, J.C. Penney's, Nordstrom's, and Target; catalog retailers; vendors or manufacturers that currently sell certain of their products directly online and others.

         Many of our current and potential traditional competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than us. Many of these current and potential competitors can devote substantially more resources to marketing, sales efforts and website and systems development than we can. In addition, our online competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Many of our competitors may be able to secure merchandise from manufacturers on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies, and devote greater resources to marketing than we can. Our online competitors are able to use the Internet as a marketing medium to reach significant numbers of potential customers. Finally, new technologies and the expansion of existing technologies may direct customers to other online sources, and may increase competition. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. New technologies and the expansion of existing technologies may increase the competitive pressures on us.


WE MAY ENTER NEW BUSINESS CATEGORIES.

         We may choose to expand our operations by developing new departments or product categories, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of new or complementary businesses, products or technologies. We may not be successful in our efforts to expand our operations, and potential customers may not react favorably to these efforts. Furthermore, any new department or product category that is launched by us but not favorably received by consumers could damage our brand or reputation. An expansion of our business in this manner would also require significant additional expenses and expose us to additional inventory risk and development, operations and editorial resources and would strain our management, financial and operational resources.

WE FACE FULFILLMENT OPERATIONS RISKS.

         Our success depends on our ability to rapidly fulfill orders. We must be able to source product to fulfill demand. This may require us to perform many tasks manually until automated systems are developed to handle these tasks. This may adversely effect the speed of fulfillment and, consequently, customer satisfaction and the likelihood we will receive future orders.


WE FACE RISKS FROM THE TEMPORARY OWNERSHIP OF GOODS WE BROKER, SIMILAR TO THOSE OF A COMMON CARRIER

         When we receive an order from a business to purchase goods or sell goods and identify a interested party, we take title to the goods while they are in transit. Part of our profit derives from a markup or commission we charge the parties to the transaction. While we hold title to the goods, we are subject to all the risks of ownership, which include among others:

         o the risk of loss from fire or other casualty or acts of God, theft, deterioration, and damage during shipping;
         o the risk of adverse claims of title to merchandise or prior superior liens on the merchandise;
         o the risk of failure of the merchandise to conform to contractual specifications;
         o  the risk of liability for defective merchandise;
         o the risk of the insolvency or bankruptcy of the buyer or seller, as the case may be;
         o the risk of failure by the commercial common carriers we use to deliver merchandise to the ultimate purchaser; and
         o the risk of failure to timely deliver merchandise, resulting in partial or complete spoilage, and other risks.

Currently, we have no insurance covering us against loss or liability from any of these risks but plan to seek such policies on an as-needed basis. There can be no assurance that any such insurance, if obtained, will be sufficient to protect us from these risks.


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


WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION.

         Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing, content, copyrights, distribution and quality of products and services. We are not currently subject to regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have a material adverse effect on us. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve. In addition, as our service is available over the Internet in multiple states and foreign countries, and as we sell to customers residing in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. We could be subject to taxes and penalties for failure to qualify as a foreign corporation in a jurisdiction where we are required to do so. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on us.

         Congress has enacted the Children's Online Privacy Protection Act of 1998 (COPPA) and the Federal Trade Commission ("FTC") has issued rules to implement COPPA. The main goal of COPPA and the rule is to protect the privacy of children using the Internet. Under the FTC's rules, certain commercial websites must obtain parental consent before collecting, using, or disclosing personal information from children under 13. The statute and rule apply to commercial websites and online services directed to, or that knowingly collect information from, children under 13. To inform parents of their information practices, these sites are required to provide notice on the site and a separate notification to parents about their policies with respect to the collection, use and disclosure of children's personal information. With certain statutory exceptions, sites will also have to obtain "verifiable parental consent" before collecting, using or disclosing personal information from children. Websites have six months from the rule's April 21, 2000 effective date to comply. A website operator must post a clear and prominent link to a notice of its information practices on its home page and at each area where personal information is collected from children. The notice must state the name and contact information of all operators, the types of personal information collected from children, how such personal information is used, and whether personal information is disclosed to third parties. The notice also must state that the operator is prohibited from conditioning a child's participation in activity on the child's disclosing more personal information than is reasonably necessary. In addition, the notice must state that the parent can review and have deleted the child's personal information, and refuse to permit further collection or use of the child's information. The COPPA regulations could reduce our ability to engage in direct marketing. The cost to the Company of complying with COPPA is not known and it is not clear what impact the regulations will have on the Company.

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


WE MAY BE SUBJECT TO SALES AND OTHER TAXES.

         We do not currently collect sales or other similar taxes for physical shipments of goods into states other than California. However, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us. For example, the California legislature passed a bill in 2000 imposing sales tax on Internet sales, but the governor of California vetoed this bill. No assurance can be given that the legislature will not reintroduce such a bill or that such a bill will not eventually be enacted into law. In addition, any new operation in states outside California could subject our shipments in such states to state sales taxes under current or future laws. If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our products, it could adversely affect our business.


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


OUR PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS COULD CONTROL STOCKHOLDER VOTES AND OUR MANAGEMENT AND AFFAIRS.

         Our executive officers, directors and 5% or greater stockholders, and their respective affiliates, in the aggregate, own approximately 47% of our outstanding common stock. As a result, they could act together to control all matters submitted to stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets). Accordingly, such concentration of ownership may delay, defer or prevent a change in control, impede a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. This could, in turn, have an adverse effect on the market price of our common stock.


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

         As of September 30, 2000, we had outstanding 1,200 shares of Preferred Stock. Each share of Preferred Stock has a stated value of $1,000 per share and is convertible into common stock at a conversion price equal to 85% of the average of the two lowest closing bid prices of the common stock on the Nasdaq SmallCap Market over the ten trading days preceding the date of conversion ("Market Price") subject to a maximum conversion price of 115% of the Market Price on the issue date of September 27, 2000, or $.7906. The number of shares of common stock that may be acquired upon conversion is determined by dividing the stated value of the number of shares of Preferred Stock to be converted by the conversion price. Also, certain additional amounts calculated on the basis of 6% of the stated value from September 27, 2000, the issue date of the Preferred Stock, to the date of conversion would also be converted into common stock using the same formula. Since there is no minimum conversion price, the number of shares of common stock that holders of preferred stock may acquire upon conversion would simply continue to increase if the stock price declines. Since upon conversion holders of Preferred Stock acquire common stock for at least a 15% discount to the market price, they have an incentive to sell these shares of common stock at market price either concurrently with, or shortly after, conversion, in order to profit from the difference between the market price and the discounted conversion price. The holders of the preferred stock also could engage in short sales of our common stock, after delivering a notice of conversion to us, which could contribute to a decline in the market price of the common stock and give them the opportunity to profit from that decrease by covering their short position with shares acquired upon conversion for at least a 15% discount to the prevailing market price. The conversion of the preferred stock and subsequent sale of a large number of shares of common stock acquired upon conversion during periods when the market price of the common stock declines, or the possibility of such conversions and sales, may exacerbate the decline or impede increases in the market price of the common stock. In addition, we have other warrants and stock options exercisable at various prices for a total of, respectively, 6,530,402 and 1,194,550 shares of common stock.


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

PART II  OTHER INFORMATION



Item 1.  Legal Proceedings

On August 30, 2000 a lawsuit was filed against the Company for non payment of goods and services in the amount of $85,609.19, by Wallop Marketing Group Inc., a California company. While the Company acknowledges that some monies are due, the total amount is in dispute. It is felt by management that this suit will be resolved. (WALLOP MARKETING GROUP INC. v. ADATOM.COM, INC., case number 414086, Superior Court of California County of San Mateo, filed August 30, 2000).

On October 10, 2000, a lawsuit was filed against the Company for non payment of services in the amount of $58,325, by MySimon, Inc., an Internet portal which the Company formerly used. The Company is evaluating the merits of this litigation. It is felt by management that this suit will be resolved. (MYSIMON, INC., v. ADATOM.COM, INC., County of Santa Clara, October 10, 2000).



Item 2. Changes in Securities and Use of Proceeds

In addition to transactions previously reported, the foregoing transactions were done under Section 4(2) of the Securities Act of 1933 based, among other things, on representations and warranties made by the investors, the small numbers of investors solicited and the absence of any advertising or general solicitation in the process of raising funds.

         (i) On July 13, 2000, the Company issued a warrant to purchase up to 810,000 shares of common stock to Swartz Private Equity, LLC at an exercise price which varied depending on the market price of the Company's common stock, in return for a commitment to engage in a private equity transaction with the Company. The warrant included a net exercise feature and certain registration rights for the underlying common stock. Pursuant to the terms of the arrangements under which the warrant was issued, on August 23, 2000, the Company canceled the warrant;

         (ii) On August 31, 2000 the Company issued a Warrant for 100,000 shares of common stock to Global Impact Communications, as compensation under a public relations agreement with the Company;

         (iii) On September 14, 2000, the Company entered into separate subscription agreements for the sale of 149,254 shares of its common stock to Jessup & Lamont and 74,626 shares of its common stock to Frank Madkins, for aggregate proceeds of $150,000;

         (iv) On September 27, 2000, the registrant issued to private investors 1,200 shares of its Series B Convertible Preferred Stock. The gross purchase price of the Preferred Stock was $1,200,000. The proceeds of this capital have been completely committed. The registrant also issued to investors warrants to purchase 272,725 common shares at an exercise price of $.89375 per share and warrants to purchase 272,725 common shares at an exercise price of $.825 per share and issued to the placement agent in the transaction a warrant to purchase 54,545 common shares at an exercise price of $.825 per share. The warrants expire on September 27, 2005.

         (v) The Company entered into the following transactions with affiliates:




                  ------------------------------------ -------------------------------------------------------------------
                               AFFILIATE                                     NATURE OF TRANSACTION
                  ------------------------------------ -------------------------------------------------------------------
                  Richard S. Barton                    Loan of $15,085.92 to Company authorized by Board of Directors on
                  Chairman and Chief Executive         September 21, 2000 and funded on  September 8, 2000
                  Officer
                  ------------------------------------ -------------------------------------------------------------------
                  Richard S. Barton                    Loan of $20,000 to Company authorized by Board of Directors on
                                                       September 21, 2000 and funded on  September 15, 2000
                  ------------------------------------ -------------------------------------------------------------------
                  Richard S. Barton                    Loan of $4,719.23 to Company authorized by Board of Directors on
                                                       September 21, 2000 and funded on  September 21, 2000
                  ------------------------------------ -------------------------------------------------------------------
                  David   Cannon                       Board   resolutions   of  September  1,  2000 authorizing  issuance of
                  Vice  President                      100,000 shares  of  common  stock  to David  Cannon  in  repayment  of
                  Information Technology               amounts  owed  to   WebMediaMasters,   a  company previously  owned by
                  and Web Design                       Mr.  Cannon.  These shares have not yet been issued.
                  ------------------------------------ -------------------------------------------------------------------
                  Ralph K. Frasier                     Issuance of 105,504 common shares to Ralph K. Frasier for
                  Director                             $100,000 at a 15% discount to market price, authorized by Board of Directors on September 8, 2000, along with piggyback registration rights. These shares have not yet been issued.
                  ------------------------------------ -------------------------------------------------------------------
                  Sridhar Jagannathan                  Loan of $8,710.02 to Company authorized by Board of Directors on
                  Chief Technology                     August 31, 2000 and funded on August 15, 2000
                  Officer
                  Executive Vice
                  President and
                  Secretary
                  ------------------------------------ -------------------------------------------------------------------
                  Sridhar Jagannathan                  Warrant for 300,000 common shares, exercisable from August 31,
                                                       2003 to August 31, 2006
                  ------------------------------------ -------------------------------------------------------------------
                  Sridhar Jagannathan                  Warrant for 200,000 common shares, exercisable from August 31,
                                                       2005 to August 31, 2008
                  ------------------------------------ -------------------------------------------------------------------




(vi) On October 30, 2000 the Company issued a warrant for 1,100,000 shares of common stock to Mr. Li Yaun Hao as compensation for his efforts to secure the Yangling Agricultural Hi-Tech Industrial Demonstration Zone cooperative agreement.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) List of Exhibits. An Exhibit Index has been filed starting on page E-1 of this Report and is incorporated herein by reference.

         (b)      Reports On Form 8-K.

Registrant filed Current Reports on Form 8-K dated September 5, September 25 and September 27, 2000 (Items 5 and 7, as to all three reports).




                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, Adatom.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ADATOM.COM, INC.

Date: November 14, 2000


                                       /s/ Richard S. Barton
                                       -------------------------

                                       By: Richard S. Barton
                                       President and Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------

4.44 Subscription Agreement for shares of common stock to be purchased by Jessup & Lamont dated September 14, 2000

4.45 Subscription Agreement for shares of common stock to be purchased by Frank Madkins dated September 14, 2000

4.46 Warrant issued to Global Impact Communications for 100,000 shares of common stock, dated August 31, 2000

4.47 Securities Purchase Agreement relating to sale of Common Stock to Li Yuan Hao, dated October 30, 2000

4.48 Registration Rights Agreement relating to sale of Common Stock to Li Yuan Hao, dated October 30, 2000

4.49 Promissory Note issued to Richard Barton for $15,085.92 dated September 8, 2000

4.50                    Promissory Note issued to Richard Barton for $20,000
                        dated September 15, 2000

4.51 Promissory Note issued to Richard Barton for $4,719.23 dated September 21, 2000

4.52 Promissory Note issued to Sridhar Jagannathan for $8,710.02 dated August 16, 2000

4.53                    Warrant   dated   August  31,  2000  issued  to  Sridhar
                        Jagannathan   for  300,000   shares  of  common   stock,
                        exercisable from August 31, 2003 to August 31, 2006

4.54                    Warrant   dated   August  31,  2000  issued  to  Sridhar
                        Jagannathan   for  200,000   shares  of  common   stock,
                        exercisable from August 31, 2005 to August 31, 2008

4.55 Warrant dated October 30, 2000 issued to Li Yaun Hao for 1,100,000 shares of common stock

10.26 Joint Venture Agreement with Shanghai Qifan Co., Ltd., dated October 29, 2000

10.27                   Offer Letter from the registrant to Tuan V. Phan, dated
                        September 20, 2000

27                      Financial Data Schedule