Form 10QSB/A
period 2000-09-30
ADATOM COM INC
filed 2000-11-22
CIK 1035789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                  FORM 10-QSB/A
                                 Amendment No 1

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

     Notes to the Financial Statements .............................. 6

Item 2. Management's Discussion and Analysis or Plan of Operations....7


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings............................................35

Item 2. Changes in Securities and Use of Proceeds ...................35

Item 6. Exhibits and Reports on Form 8-K  .......................... 36

SIGNATURES ......................................................... 37

EXHIBITS............................................................E-1

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)


                                       ADATOM.COM, INC.
                                         BALANCE SHEET
                                          (unaudited)
                                                                         September 30, 2000
                                                                     ---------------------------
Current assets:
      Cash                                                                     $        813,000
      Accounts receivable                                                                 3,000
      Notes from receivable franchisee                                                    8,000
      Inventory                                                                               0
      Prepaid expenses and other                                                          1,000
                                                                     ---------------------------
              Total current assets                                                      825,000
Other assets:
      Fixed assets net                                                                  680,000
      Investment joint venture                                                          500,000
      Deposits                                                                           32,000
      Organization expense, net                                                          32,000
      Web development costs, net                                                              0
                                                                     ---------------------------
              Total other assets                                                      1,244,000
                                                                     ---------------------------
                                                        Total Assets           $      2,069,000
                                                                     ===========================
Current Liabilities:
      Accounts payable                                                         $        267,000
      Accrued payroll liability                                                         384,000
      Current lease contracts payable and notes                                          63,000
      Customer deposits                                                                  55,000
      Accrued expenses                                                                2,053,000
      Note payable to officers                                                          548,000
      Restructuring Reserve                                                             984,000
                                                                     ---------------------------
              Total current liabilities                                               4,354,000
Long-term liabilities                                                                         0
              Total liabilities                                                       4,354,000
Equity
      Preferred stock, $.01 par value; authorized 5,000,000 shares,
              issued and outstanding - 1,200 shares                                   1,200,000
      Common stock $.01 par value; 50,000,000 authorized;                               184,000
              18,428,877 issued; 18,413,877 outstanding
      Paid in capital                                                                20,323,000
      Accumulated Deficit                                                           (23,960,000)
      Common stock notes receivable                                                     (17,000)
      Treasury Stock - at cost (15,000 shares)                                          (15,000)
                                                                     ---------------------------
              Stockholder Equity                                                     (2,285,000)
                                                                     ---------------------------
                              Total Liability and Stockholder Equity           $      2,069,000
                                                                     ===========================



    The accompanying notes are an integral part of these financial statements


                                                  ADATOM.COM, INC.
                                               STATEMENT OF OPERATIONS
                                                     (unaudited)


                                                      Three Months     Thee Months      Nine Months     Nine Months
                                                    Ended September  Ended September       Ended           Ended
                                                        30, 2000         30, 1999      September 30,   September 30,
                                                                                           2000            1999
                                                    ------------------------------------------------------------------


Operation expenses:
   Selling, general and administrative                     $683,000         $257,000      $1,752,000        $446,000
                                                    ------------------------------------------------------------------

Loss from operations                                       (683,000)        (257,000)     (1,752,000)       (446,000)

Other income (expense)
   Miscellaneous income (expense)                             2,000            1,000           4,000          40,000
   Interest expense, net                                          0           (1,000)          7,000         (33,000)
                                                    ------------------------------------------------------------------
                                                              2,000                0          11,000           7,000

   Loss before discontinued operations                     (681,000)        (257,000)     (1,741,000)       (439,000)

Discontinued operations
   Loss from discontinued operations                      1,799,000          769,000       4,943,000       1,464,000
   Loss on abandonment of discontinued operations         1,727,000                0       1,727,000               0
                                                    ------------------------------------------------------------------
         Total loss on discontinued operations            3,526,000          769,000       6,670,000       1,464,000

         Net Loss                                       ($4,207,000)     ($1,026,000)    ($8,411,000)    ($1,903,000)
                                                    ==================================================================


Basic and diluted loss per share
   Loss per share from continuing operations                 ($0.09)          ($0.05)         ($0.16)         ($0.08)
   Loss per share from discontinued operations               ($0.21)          ($0.15)         ($0.42)         ($0.29)
         Net Loss                                            ($0.30)          ($0.20)         ($0.58)         ($0.37)

   Weighted average number of
       common shares outstanding                         17,007,829        5,174,582      15,981,167       5,174,582




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

Net Loss Per Share

      Net loss per share basic and diluted is calculated on the basis of the loss applicable to common stockholders (sum of the net loss and preferred stock dividends) divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the impact of stock options and warrants, as the effect of their inclusion is antidilutive as of the periods reported on.

Abandonment of B2C Business and Restructuring Costs

         Adatom.com, Inc. has decided to restructure the Company to focus exclusively on its international operations by attempting to leverage its China partnerships. This restructuring emphasizes the development of the Company's relatively new China business, while concurrently reducing expenditures related to the B2C internet superstore (www.adatom.com) and the Company's B2B E-commerce Solution Program (AESP). The superstore and AESP, which to date have been the predominant revenue sources but have not been profitable, will be refocused primarily to liquidate existing inventory, and thereafter will be available for licensing by Adatom's international partners and others. The Company must generate sufficient revenues from its China business to cover expenses even at its reduced level. No assurance can be given that the change in the Company's operations as described herein will generate sufficient revenues to make the Company profitable.

         The estimated cost of closing down the operation and the write off assets associated with the discontinued operation have been accrued and reflected as loss on abandonment of discontinued operations.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, Adatom.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ADATOM.COM, INC.

Date: November 22, 2000


                                       /s/ Richard S. Barton
                                       -------------------------

                                       By: Richard S. Barton
                                       President and Chief Executive Officer